Form 10KSB
period 2006-04-30
Britton International Inc.
filed 2006-05-26
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission File # 333-131348

BRITTON INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

47-0926548
(IRS Employer Identification Number)

725 Kendall Lane, Boulder City, Nevada 89005
(Address of principal executive offices )

(702) 293-3613
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                                    Name of each exchange on which registered:
None                                                       The issuer’s shares are not yet listed for trading on an
                                                               exchange or stock market

Securities registered under Section 12(g) of the Exchange Act:

Title of class:
Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [x]

The issuer earned revenues of $122,600 during fiscal year 2006

The issuer’s shares are not yet listed for trading and therefore the issuer cannot state an aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days

The issuer had 7,380,209 shares of common stock issued and outstanding as of May 26, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [x]

ii

iii

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

This annual report on Form 10-KSB contains "forward-looking statements" relating to the registrant, Britton International Inc., which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this annual report on Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", “expect”, "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

BUSINESS DEVELOPMENT

BRITTON INTERNATIONAL INC. (“We”, “Us”, “Britton”, the “Company”, or the “Registrant” or “Issuer”) is a corporation which was incorporated on August 1, 2003 in the state of Nevada. We have purchased an existing electronic website for the purpose of retailing diamonds, watches and jewelry products to the public in established markets under the URL – www.Britton.com.

Our Articles of Incorporation, filed with the Secretary of State of Nevada, provides among other things that the Board of Directors be composed of Jacek Oscilowicz. Our authorized capital consists of 100,000,000 Common Shares. No Non-Voting Common or Preferred Shares have been authorized.  Upon incorporation, our Board of Directors appointed Jacek Oscilowicz to the offices of President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chair of the Board of Directors, Secretary, Treasurer and Chair of the Company’s Audit Committee.

Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings.

On August 7, 2003, we closed an issue of 5,000,000 shares of common stock to our President and sole Director, Jacek Oscilowicz.  These shares were issued at the price of $0.0001 per common share.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.  This issuance was compensation for services provided by Mr. Oscilowicz which included incorporating the company, acting as our sole Director, holding the positions of President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chair of the Board of Directors, Secretary and Treasurer, identifying and negotiating the purchase of the website and running our day-to-day operations.  The stock was issued at the price of $0.0001 per share for a total of $500.00, which is the value attributed to the services rendered by him to August 7, 2003.

On November 12, 2003, pursuant to Regulation S, we issued 1,000,000 shares of our common stock to Britton Jewellery Inc. at the price of $0.01 as payment for the website purchased from it.  The website may currently be viewed at the URL:  www.Britton.com. The purchase price for the website was negotiated at arm’s length to be $10,000.

On January 15, 2004, our director authorized us to proceed, on a best efforts basis, with an offering of up to 1,500,000 of our common shares through a Regulation S offering to non-US residents at a price of $0.02 per share in order to raise operating capital for the Company.  Between January 15, 2004 and December 31, 2004, pursuant to Regulation S, we accepted subscription agreements from certain investors to purchase 1,046,876 of our common shares, at a purchase price of $0.02 per common share for total gross proceeds to us of $20,937.52.  The sale price of our common stock was the result of negotiations between the respective purchasers and the Company and was not based on book value or our assets.  The offering was closed by way of Board Consent on December 31, 2004.

On December 8, 2005, our director authorized us to proceed, on a best efforts basis, with an offering of up to 333,333 of our common shares through a Regulation S offering to a non-US resident at a price of $0.12 per share in order to raise operating capital for the Company.  On December 8, 2005, pursuant to Regulation S, we accepted a subscription agreement from this investor to purchase 333,333 of our common shares, at a purchase price of $0.12 per common share for total gross proceeds to us of $39,999.96.  The sale price of our common stock was the result of negotiations between the respective purchaser and the Company and was not based on book value or our assets.  The offering was closed by way of Board Consent on December 15, 2005.

Since inception the Company has not been involved in any reclassification, consolidation, or merger arrangements.

BUSINESS OF ISSUER

Business and Marketing Strategies
We are an online retailer of diamonds, watches and jewelry products.  We have developed an efficient online cost structure and a supply solution that eliminates traditional layers of diamond wholesalers and brokers. This allows us to purchase most of our product offerings at lower prices by avoiding mark-ups imposed by those intermediaries. Our supply solution enables us to purchase only those diamonds that our customers have ordered. As a result, we are able to minimize the costs associated with carrying diamond inventory and limit our risk of potential mark-downs. Our mission is to combine the advantages of online commerce with a superior customer focus in order to be the authoritative source for diamonds, watches and jewelry products.

Our online store offers a broad selection, informative content, easy to use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. With the intention to make available up to 30,000 items, excluding loose diamonds and gemstones, we provide a selection of readily available products that is 20 to 50 times that of a typical, store-based, jewelry products retailer. The store is expected to be open 24 hours a day, seven days a week and offers its customers convenient and timely product fulfillment, including an overnight delivery option.

We implemented a broad array of expandable site management, search, customer interaction and distribution services systems that can be used to display products, process customer orders and payments. These services and systems use a combination of commercially available, licensed technologies, which have been customized and integrated to provide the platform for the online store. The Website was purchased from Britton Jewellery Inc., a British Columbia, Canada Company.  The purchased website underwent some modifications that included, among other things, changes to the contact information and general updating.  The website is currently being hosted by a third party hosting service on a month-to-month basis.  We believe that the software has the capacity to facilitate every aspect of our plans in respect of the store, including order taking, confirmation of orders, organize, place and manage orders with suppliers, manage shipment of products to customers, credit card processing, order fulfillment, distribution, data collection, accounting and the provision of information of users.  We are able to accept both Visa and MasterCard transactions online through our automated check-out process based on PayPal and we ship our products to our end users via Federal Express or United Parcel Serves. Our first sale through the website took place on February 4, 2004.

At present, all of the jewelry products displayed on our website are provided to us by a small number of suppliers which include:  Britton Jewellery Inc., a major shareholder of the Company and a related party, Signature Diamonds Inc. a supplier of loose diamonds, St. Moritz Watch Corporation a primary supplier of our watch offerings, and a variety of diamond wholesalers throughout North America, Europe and Asia.  We have entered into non-written relationships with these suppliers, such that we may access their respective inventories on a "just-in-time" inventory basis that is expected to allow us to maximize product offerings and the related efficiencies of the Internet.  We are entitled to rely on these suppliers to supply us product on a piece by piece basis once the order has been placed through the website by our customers.  In this way, we do not need to carry inventory.  We only need to display the inventory on the website.  When a customer chooses a product from the website, we call on the supplier to send the piece to the customer.  To date these arrangements have worked well for us and we have not ever experienced problems in purchasing wholesale inventory.

Wholesale prices for each item are set by the supplier and we mark the item up accordingly before displaying it on the website.  All shipping costs from the supplier to the customer are paid by the customer. We expect to maintain price discretion and inventory risk if the item is returned by the consumer.  We are also responsible for the collection of all accounts receivable from consumers.  We intend to seek out additional sources of supply in the future so that we continue to have a diversified base of suppliers.  We intend to enter into similar relationships with other suppliers who will permit us to display some or all of their inventories of diamonds, watches and jewelry products in order to maintain our “inventory-less” business model. We are continuously searching to establish similar relationships with other suppliers to alleviate the risk of losing one or more suppliers.

Each of the suppliers with whom we have developed supply relationships has greater experience and resources than us.  There are no agreements in place precluding them from commencing an online business similar to ours.  That being said, we believe at present that they will not based upon discussions we have had with each regarding these matters. Specifically, we have had phone or face to face meetings with senior marketing and/or operational personnel responsible for product delivery at each of our suppliers with a view to investigating the intentions of each to start a retail oriented web-based jewelry sales capability. All persons we spoke with were at a level authorized to make “go” or “no go” decisions regarding the creation of retail jewelry website for their firms and had sufficient knowledge and experience to make informed decisions regarding such matters. During each meeting we asked each directly whether they would become a competitor to us in the retail web based jewelry sales arena and explained that if they did have such intentions, that we may need to terminate our purchases from them because they would be a direct competitor. Each of our current primary suppliers acknowledged that they understood our concerns and explained that, although they could not make a permanent commitment, that they had no foreseeable plans to make the significant investment of resources needed to create and market retail web-based sales operations.

To date, we have not applied for any patents or trademarks and have not become involved in any license, franchise, concession, or royalty agreements or labor contracts.

Products and Services Offered
By combining expertise in diamonds, watches and jewelry products and a commitment to excellent customer service with the benefits of Internet retailing, we deliver a unique shopping experience to consumers. Our initial focus is on authentic fine jewelry, watches, loose diamonds and gemstones. We anticipate being able to carry approximately 30,000 jewelry items on our website www.Britton.com. We believe that jewelry is well-suited for online commerce given the increased commoditization of jewelry components, generally high average sales prices and, in light of our inventory-less business model, low average distribution and shipping costs.

We do not carry inventory and through our agreements with suppliers we are able to source product purchased by consumers on an order-by-order basis.  This ‘just-in-time’ supply formula enables us to realize considerable cost savings in our operations while at the same time offer efficiency of service. The formula eliminates the burden and costs associated with constant communication with suppliers while waiting for inventory. Expeditious deliveries direct from suppliers increases the profit per item which we can pass on to the consumer in the form of significantly lower prices.  Streamlining the control over the product line while eliminating the need for inventory enables us to move more quickly and capture a larger portion of market share than brick-and-mortar establishments in the event of fast moving trends or styles.

Marketing and Promotion Strategy
We market our website to a broad cross-section of women and men primarily in North America. We focus our marketing efforts according to specific product categories and the primary target market for the majority of our products is women 35-49 because of their propensity for regular purchases of real jewelry, such as earrings, bracelets and necklaces as fashion and lifestyle accessories. The primary target market for engagement rings, watches and loose diamonds is men 25 to 54, segmented as follows:  25-35 for engagement rings, 35-49 for watches and 35-54 for loose diamonds.

Over the last two years our research and development activities have been conducted at no expense.

Fulfillment Operations
PURCHASES. Once an item has been selected, proposed customers are able to simply click to add products to their virtual shopping bags. Customers are able to add and remove products from their shopping bags as they browse, prior to making a final purchase. The "shopping basket" page displays each item that has been placed in the basket, including title, price and any applicable discount. To execute orders, customers may click on the "Buy" button and are prompted to select shipping and payment methods online or by e-mail, facsimile or telephone.

PAYMENT. In paying for orders, we accept PayPal, Visa and MasterCard, bank transfers, personal checks or money orders. For convenience, we intend to enable customers to store credit card information on our secure server, thereby avoiding the need to re-enter this information when making future purchases. We also offer a variety of shipping options, including overnight delivery. We automatically confirm each order by e-mail within minutes after the order is placed and subsequently confirm shipment of each order by e-mail.

DISTRIBUTION and FULFILLMENT. All of our jewelry products are owned and held by outside suppliers until such time as our customers make a purchase. The breadth of the inventory maintained by these vendors is expected to provide us with the ability to maintain high order fill rates. We intend to update the website daily with inventory information received from our proposed vendors, which is expected to enable customers to check the availability of products before ordering. We electronically transmit orders to the outside vendors on a daily basis. Products will then be “drop shipped” to the customer from the supplier’s place of business. A customer's credit card may be charged once an order is shipped.

Industry Overview

The Internet and Online Commerce
The Internet’s development into a significant global medium for communication, content and commerce has led to substantial growth in online shopping and has provided companies with new opportunities to remove intermediaries from the traditional retail supply chain. According to U.S. eCommerce Overview: 2003 to 2008, Forrester Research, Inc., July 25, 2003, online purchases by U.S. consumers are expected to continue to grow from an estimated $96 billion in 2003 to approximately $230 billion by 2008. This growth is partly a result of the increased awareness of the convenience, selection and product information available through online shopping, continued improvement in network infrastructure and payment security, and growing access to high speed Internet connections that make online shopping increasingly efficient and attractive to consumers.

The Internet provides a number of distinct advantages to online retailers, including the lower cost of managing and maintaining a web site as opposed to physical storefronts, the ability to efficiently reach and serve a large and geographically dispersed group of customers from a central location, and the potential for personalized low-cost customer interaction. Online retailers can quickly react to changing consumer tastes and preferences by efficiently adjusting their featured selections, editorial content, shopping interfaces, pricing and visual presentations. In addition, online retailers generally do not incur the significant printing and mailing costs of catalog marketing and can more easily compile demographic and behavioral data about their customers that increase opportunities for direct marketing and personalized services. On the other hand, the Internet also provides a number of distinct challenges to online retailers. Online retailers must adequately address concerns about the security of online transactions, the privacy of personal information, delivery time associated with Internet orders, delayed shipments or shipments of incorrect or damaged products and the inconvenience associated with returning or exchanging purchased items.

The Diamond and Jewelry Industry
According to U.S. Census Bureau statistics, 2002 total U.S. retail jewelry sales were approximately $51 billion. Diamonds and diamond jewelry represent a substantial portion of the U.S. retail jewelry market. According to the Jewelers of America 2003 Cost of Doing Business Survey, diamonds and diamond jewelry make up approximately 47% of jewelry sales. Forrester Research estimates that online jewelry and luxury goods sales will grow at a 25% compound annual growth rate from approximately $2 billion in 2003 to $6 billion in 2008.

The Diamond Jewelry Supply Chain

As illustrated above, the production of diamond jewelry begins with diamond mining and involves multiple intermediaries over a period of up to two years before the product is sold to the end consumer. There is significant concentration at the earliest stage of the diamond jewelry supply chain, with a small number of diamond mining firms responsible for a substantial majority of the world’s diamond mining output. At each successive stage in the diamond jewelry supply chain, the chain becomes increasingly fragmented and cost is added to the product.

The fragmentation of the jewelry supply chain is most pronounced at the retail level. According to U.S. Census Bureau statistics, jewelry was sold at 126,364 physical locations in the United States in 1997, including over 28,000 locations classified as jewelry stores. Approximately 95% of all retail jewelry firms operate only a single store. In order to supply this fragmented market, there are often several layers of wholesaling that increase retail prices, often with little or no added value.

Consumers frequently view the purchase of diamonds or fine jewelry as a significant event, and often require substantial information and guidance before completing a purchase. Many of these consumers find the traditional retail jewelry purchasing experience stressful for a number of reasons, including:

  Emotional Significance. Many purchases of diamonds and fine jewelry are made for presentation during a significant emotional event or occasion such as an engagement, marriage, birthday or anniversary.
  Significant Cost. The cost of an item of fine jewelry often represents a significant portion of the purchaser’s disposable income.
  Uncertainty Regarding Pricing. Consumers are frequently skeptical as to whether the listed retail price of a diamond or fine jewelry product is fair, but lack sufficient information to evaluate its fairness or effectively negotiate a better price.
  Lack of Comparability. Consumers often lack the ability to compare a wide selection of jewelry items, and diamonds in particular, against a set of objective criteria provided by an independent third-party evaluator.
  Limited Selection. The limited selection of jewelry at a typical retail store requires consumers to visit multiple stores during limited hours or settle for less desired products.
  High Pressure Environment. Consumers frequently feel pressured towards a purchase by commission-based sales personnel.
  Limited Ability to Control the Buying Experience. Consumers are frequently limited to the time and information provided to them by in-store sales personnel who may be trying to serve multiple customers simultaneously.

The growth in online commerce can, in part, be attributed to a number of advantages the Internet provides to online retailers. Online retailers can display a larger number of products at a lower cost than traditional store-based or catalog retailers. In addition, online retailers have significant merchandising flexibility because they can rapidly adjust their selections, pricing and editorial content. Online retailers also benefit from the minimal cost to publish on the Internet, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction. Unlike traditional retail channels, online retailers do not have the cost of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs. Online retailers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services.

Traditional Jewelry Products Market
The jewelry products market includes a broad selection of product categories, including rings, necklaces, pendants, bracelets, earrings, pins, watches, and loose gems and diamonds.

Traditional Retail Channels for Jewelry Products
We believe that the traditional retailers for jewelry and jewelry related products in North America today can be grouped as follows:

     1.  High-end department stores and jewelry stores, which often strive to provide a high level of customer service and a knowledgeable sales staff, but typically offer a limited selection of mid-range to high-end products;

     2.  National department stores, which tend to carry broad selections of low-end to mid-range products from brands that are complementary to the stores' other offerings, but typically offer limited product-specific customer service;

     3.  Specialty and single brand stores, which are retail locations that carry a broad selection of specific product categories, but are limited to the geographic region in which the few physical stores are located; and

      4.   Boutiques, which are small stores often located in malls that generally carry a selection of the latest trends in lower-priced, fashion products and accessories.

Competition
The diamond and fine jewelry retail market is intensely competitive and highly fragmented. Our primary competition comes from online and offline retailers that offer products within the higher value segment of the jewelry market. In the future, we may also compete with other retailers that move into the higher value jewelry segment. Current or potential competitors include the following:

  independent jewelry stores;
  retail jewelry store chains, such as Tiffany & Co. and Bailey Banks & Biddle;
  other online retailers that sell jewelry, such as BlueNile.com and Amazon.com;

  department stores, chain stores and mass retailers, such as Nordstrom and Neiman Marcus;
  online auction sites, such as eBay;
  catalog and television shopping retailers, such as Home Shopping Network and QVC; and
  discount superstores and wholesale clubs, such as Costco Wholesale and Wal-Mart.

In addition to these competitors, we may face competition from suppliers of our products that decide to sell directly to our customers, either through physical retail outlets or through an online store.

We believe that the principal competitive factors in our market are product selection and quality, price, customer service and support, reliability and trust, web site features and functionality, convenience and delivery performance. We believe that we compete favorably in the market for diamonds and fine jewelry by offering detailed product information, broad product selection, the ability to customize jewelry, lower pricing and knowledgeable customer support to our customers.

Regulatory Background
We are not currently subject to direct federal, state or local business regulation other than regulations applicable generally to businesses or directly applicable to retailing or online commerce. Additionally, we are not impacted by any environmental legislation or regulations.

However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Further, the growth of online commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online companies to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online company regarding the manner in which personal information is collected from users and provided to third parties. We do not currently provide individual personal information regarding our users to third parties. However, the adoption of additional privacy or consumer protection laws could create uncertainty in Internet usage and reduce the demand for our products and services.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty for those conducting online commerce. This uncertainty could reduce demand for our products and services or increase the cost of doing business as a result of litigation costs or increased fulfillment costs.

In addition, because our products and services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.

We currently employ one person, namely our President Jacek Oscilowicz, who is responsible for all our business activities. Mr. Oscilowicz current devotes approximately 12 hours per week or 30% of his business time to Company affairs.  At such time that Mr. Oscilowicz needs additional assistance we expect to hire additional personnel as required.

REPORTS TO SECURITY HOLDERS

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

On May 9, 2006 the Securities and Exchange Commission (“SEC”) completed its review of our registration statement on Form SB-2 and the statement became effective. We are now a reporting company and therefore will be filing forms 10-QSB quarterly reports and forms 10-KSB annual reports with the SEC. We will also be filing other reports including reports on Form 8-K, proxy and information statements and other information regarding the Company.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer and as such, all items filed by us are available through an Internet site maintained by the SEC which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which site is available at http://www.sec.gov.

ITEM 2.     DESCRIPTION OF PROPERTY

We presently operate from the home of our President, who provides these premises to the company rent free. We intend to continue operating from these premises until such time as management determines that other space or employees are required.  These premises are located at 725 Kendall Lane, Boulder City, Nevada, 89005, ph/fax: (702) 293.3613.

The Company does not have any investments or interests in real estate nor real estate mortgages nor in securities nor interests in persons primarily engaged in real estate activities and therefore has no investment policies related to such matters. There is no limitation on the Company acquiring such interests and there is no limitation on the percentage of assets which the Company might invest in any one of such investments. Additionally, there is no requirement for the Board of Directors to seek approval through a vote of security holders for changes to any such policies if such investment policies were implemented in the future. It is not a policy of the Company to acquire assets primarily for possible capital gains nor primarily for income. At this time the Company has no intention of investing in any of the aforementioned investments.

The Company owns property, other than real estate, which had a total undepreciated value as of April 30, 2006 of $8,896 and which are detailed in Note 1 of the annual financial statements included in this report.

ITEM 3.     LEGAL PROCEEDINGS

There are no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, our affiliate, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended April 30, 2006, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS

Market Information

The Company’s shares are not yet listed for trading on an exchange or stock market and therefore there is not a public market for its common equity. The Company has no senior securities outstanding.

Holders

As of April 30, 2006, the Company had 34 shareholders of its common shares.

Dividends

There are no restrictions that would limit the Company from paying dividends. The Company paid no dividends during the periods presented and has no intention of paying dividends in the foreseeable future.

Sales of Unregistered Securities

There were no sales of unregistered securities subsequent to the registration of 7,380,209 common shares of recorded on the Form SB-2 which became effective May 9, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

During the most recent fiscal year ended, the Company did not have any compensation plans nor individual compensation arrangements under which it might authorize the issuance of equity securities, options, or registration rights to employees or non-employees in exchange for consideration in the form of goods or services.

ITEM 6.     MANAGEMENTS’ DISCUSSION AND ANALYSIS

Overview

We are a start-up, development stage company with a limited operating history. Our website, www.britton.com, was operated by Britton Jewellery Inc. (“BJI”) since the late 1990’s but has been operated by us only since we purchased it from BJI in November 2003. After some reconfiguration of the website, we made our first sale through the site on February 8, 2004. Our mission is to combine the advantages of online commerce with a superior customer focus in order to be an authoritative source for diamonds, watches and jewelry products.

In sum, our goals are:

1.    To generate maximum sales revenues by offering an extensive range of superior jewelry products to online consumers at competitive prices

2.    To generate referral and repeat business by offering exceptional service and sales follow-up to our customers

3.    To maximize the competitive advantage we hold through the sale of Canadian diamonds which consumers value as being sourced through “ethical” mining operations.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Results of Operations for the Year Ended April 30, 2006

Sales
Sales increased to $122,600 for the fiscal year ended April 30, 2006 (hereinafter referred to as “fiscal 2006”) compared with $104,235 for the fiscal year ended April 30, 2005 (hereinafter referred to as “fiscal 2005”). This represents an increase of 18% and is we believe attributable to increased consumer acceptance of our website as a trusted source for diamond and jewelry purchases. As detailed in Note 6 of our financial statements we have engaged a web design firm to complete enhancements to our website. Although there are many factors which may affect our sales in the future, we believe our planned enhancements to the website should have a positive impact on future revenues. In general, we anticipate an increase in sales during the upcoming fiscal year as we implement our advertising plans and increase our marketing efforts related to showcasing our offerings of diamonds.

Cost of Goods Sold
Cost of Goods Sold (“COGS”) include the wholesale costs for jewelry which is re-sold via our website. GOGS were $109,924 during fiscal 2006 compared to $94,418 for fiscal 2005.The ratio of COGS to Sales remained approximately the same period over period, and the dollar increase for fiscal 2006 is attributable to the greater level of gross sales in this period versus fiscal 2005. We anticipate the ratio of COGS to Sales will remain approximately the same in the future.

Gross Margin
Gross Margin is calculated by subtracting COGS from Sales. Gross Margin increased from $9,817 in fiscal 2005 to $12,676 in fiscal 2006, this represents an increase of 29%.

Our operating expenses are classified into seven categories:

-       Website expenses
-       Director & Officer fees
-       Professional fees
-       Advertising
-       Depreciation
-       Administrative expenses
-       Bad debt expense

Website Expenses
Website expenses include fees from Internet Service Providers for access to the Internet, fees from technical service providers for website maintenance and fees from merchant services such as PayPal which facilitate certain functions on our website. Website expenses decreased from $2,805 during fiscal 2005 to $972 during fiscal 2006, a decline of 65%. This decrease is explained by: the existence of non-recurring expenditures in fiscal 2005 of $1,392 for non-capitalized technical updating of the website; and a decrease in the volume of fees charged by PayPal due to our shift from the sale of watches to diamonds. Going forward we project Website expenses will marginally increase from the level in fiscal 2007 due to higher expected sales traffic on the website.

Director & Officer Fees
Director & Officer Fees were nil and nil for fiscal 2006 and fiscal 2005 respectively. Director & Officer fees include the amount paid to our President and Director in fiscal 2004 for his services in establishing the Company. This amount totaled $500 in fiscal 2004 which was paid by way of an issuance of 5,000,000 common shares. We do not expect to incur future costs in this area until the Company becomes profitable.

Professional Fees
Professional fees were $44,820 in fiscal 2006 versus $5,509 in fiscal 2005. The increased cost in fiscal 2006 is attributable to fees for accounting, audit and legal professionals for work related to the Company’s first year audit and its six and nine month interim reviews and the production and preparation of its Registration Statement on Form SB-2 and subsequent amendments. We project these expenses will decrease in the upcoming year because our Form SB-2 is now effective and the Company is entering a normal reporting regime.

Advertising
Advertising expenses are comprised of fees charged by Internet search engines such as Google for the direction of consumer traffic to the Company’s website. Advertising expenses were $50 during fiscal 2006 versus $3,894 during fiscal 2005. The decrease in advertising expenses in fiscal 2006 was caused by decreased use of Internet advertising during the period when the Company was re-evaluating its marketing strategy. The Company is currently expanding its marketing efforts and projects advertising expenses will increase to approximately $8,000 over the coming twelve months.

Depreciation
As detailed in Note 1 of our audited Financial Statements for fiscal 2006 and fiscal 2005, depreciation is recorded for amortization of the purchase of our website and subsequent investments in development of the website and for the amortization of investments in photographic equipment used to create images for posting on the website. Depreciation is a non-cash expense which is calculated on a straight-line basis. An amortization period of three years is used for the website assets and a period of 5 years is used for the photographic equipment. In accordance with US tax law, the first year depreciation expense for assets is recorded as one-half of the total for a normal year. Depreciation in fiscal 2006 was $4,431 versus $3,333 in fiscal 2005, which represents an increase of 33%. We expect depreciation expense will increase in the upcoming fiscal year due to the addition of new depreciable assets from our investment in the website enhancements currently underway.

Administrative Expenses
Administrative expenses increased to $6,071 in fiscal 2006 versus $1,534 in fiscal 2005. This represents an increase of 296% and is primarily attributable in fiscal 2006 to Transfer Agent fees of $1,750 for share issuance and other services, and Edgar Agent fees of $2,649 for services to file our Form SB-2 and amendments.

Bad Debt Expense
Bad Debt Expense was nil in fiscal 2006 versus $1,020 in fiscal 2005. In fiscal 2005 the Company wrote-off an account receivable which related to one sale. This write-off arose due to a payment which was refused by a financial institution because of non-sufficient funds in the purchaser’s bank account. This situation is anomalous for the Company and we do not expect to incur bad debt expenses in the upcoming fiscal year.

Net Loss
We incurred a net loss of $(44,096) for the year ended April 30, 2006 compared with a net loss of $(8,569) for the year ended April 30, 2005.The significant comparative change in our results relates primarily to increases in charges for Professional Fees. During fiscal 2006, Professional Fees totaled $44,820 and comprised 80% of operating expenses. During fiscal 2005, Professional Fees totaled $5,509 and comprised 30% of operating expenses.

Material Events and Uncertainties

Our operating results are difficult to forecast.  Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in rapidly evolving markets.

There can be no assurance that we will successfully address such risks, expenses and difficulties. In addition, even though we have an operational business with revenues, we cannot assure you that our revenues will increase or that we will become profitable in the future.

The Company anticipates it will break-even during the next 12 months. Although the Company projects existing cash and increased sales will provide sufficient funds to offset its expenses, and that decreases in Professional Fees will occur, the Company may need to raise additional capital or obtain debt financing.  Additionally, the Company must be able to continue to develop an expanded customer base for its products in order to meet its funding requirements.

To address the going concern issue identified by our auditors, we are taking steps to upgrade and market our website to increase consumer traffic. We believe these steps will result in higher sales volume and address our capital requirements.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $60,937 though private placements of our common shares and $1,000 through shareholder loans. In addition, we have successfully drawn purchasers to our website and have earned a positive Gross Margin during fiscal 2006, fiscal 2005 and fiscal 2004.

However, during the 2006 fiscal year liquidity decreased due to significant expenditures made for Professional Fees. This is a matter of concern to management. However, based on projected sales and our current monthly expenses and known predictable expenses such as our marketing plan and auditor fees, we expect to break-even during the next twelve months. As of April 30, 2006 we had cash on hand of $9,300. Based on average cash usage of $(4,046) per month during the fiscal year ended April 30, 2006, we must increase sales from current levels or we will need to raise additional funds.

Capital Investment and Marketing Plans

During the next twelve months, we intend to continue to make changes and upgrades to the website as we deem appropriate, to continue establishing relationships with suppliers and to continue marketing the website to the general public.

As detailed in Note 6 to our financial statements, the capital investment required to complete our current website upgrade program totals $7,852 and cut-over to the new site will also generate new ongoing monthly operating expenses. Additionally, we intend to raise the profile of the website on the Internet by expending approximately $8,000 over the next year on marketing initiatives. During this same period, we have no plans to invest in plant or equipment or research and development related to our products, and do not plan to hire any employees. We expect that cash-flow from operations will generate sufficient funds to cover these expenditures, but there is no assurance that this will be the case and we may need to consider modifying these plans or raising additional funds through equity issuance or shareholder loans

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.     FINANCIAL STATEMENTS

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

FISCAL 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements – fiscal years 2006 and 2005:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6 to F-7

Notes to Financial Statements	F-8 to F-16

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Britton International Inc.

          We have audited the accompanying balance sheet of Britton International Inc. (A Development Stage Company) as of April 30, 2006 and April 30, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the period from August 1, 2003 (date of inception) to April 30, 2006 and for the years ending April 30, 2006 and April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Britton International Inc. (A Development Stage Company) as of April 30, 2006 and April 30, 2005 and the results of its operations, stockholders’ equity, and its cash flows for the period from August 1, 2003 (date of inception) to April 30, 2006 and for the years ending April 30, 2006 and April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has accumulated operation loses and has limited business operations, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033

May 25, 2006

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheets

ASSETS
	April 30, 2006	April 30, 2005

CURRENT ASSETS
Cash	$9,300	$24,949
Prepaid expenses	5,933	2,491
Accounts receivable	23,275	-

Total current assets	38,508	27,440

OTHER ASSETS
Property and Equipment, net of accumulated depreciation of $9,431 as of April 30, 2006 and $5,000 as of April 30, 2005	8,719	5,000

Total assets	$47,227	$32,440
	==============	==============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$26,902	$12,444
Accounts payable, related parties	4,996	1,797
Shareholder loans	1,031	-
Accrued interest payable	563	423

Total current liabilities	33,492	14,664

COMMITMENTS AND CONTINGENCIES – NOTE 6

STOCKHOLDERS’ EQUITY
Common shares, 100,000,000 shares with par value of $0.0001 authorized, 7,380,209 and 7,046,876 shares issued and outstanding as of April 30, 2006 and April 30, 2005	738	705
Paid-in Capital	70,699	30,733
Accumulated deficit in the development stage	(57,402)	(13,306)
Accumulated other comprehensive income (loss)	(300)	(356)

Total stockholders’ equity	13,735	17,776

Total liabilities and stockholders’ equity	$47,227	$32,440
	==============	==============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Operations

	Year Ending April 30, 2006		Year Ending April 30, 2005	August 1, 2003 (inception) through April 30, 2006

REVENUES:
Sales	$122,600		$104,235	$265,676

Cost of Goods Sold	109,924		94,418	238,966

GROSS MARGIN	12,676		9,817	26,710

EXPENSES:
Website expenses	$972		$2,805	$9,312
Directors & Officers fees	-		-	500
Professional fees	44,820		5,509	50,329
Advertising	50		3,894	3,944
Depreciation	4,431		3,333	9,431
Administrative expenses	6,071		1,534	8,861
Bad debt expense	-		1,020	1,020

Total expenses	56,344		18,095	83,397

Net (loss) from operations	(43,668)		(8,278)	(56,687)

Interest income	166		132	302
Interest expense	(594)		(423)	(1,017)

Net (loss)	$(44,096)		$(8,569)	$(57,402)
	==============		==============	==============

Loss per common share	$(0.01)	$	*	$(0.01)
	==============		==============	==============
*less than $(0.01) per share

Weighted average shares
Outstanding	7,171,990		6,838,546	6,647,273
	==============		==============	==============

OTHER COMPREHENSIVE LOSS:
Net loss	$(44,096)		$(8,569)	$(57,402)
Foreign currency translation adjustment	56		(356)	(300)

Total other comprehensive (loss)	$(44,040)		$(8,925)	$(57,702)

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Stockholders’ Equity

					Deficit
				Accumulated	Accumulated
				Other	During the	Total
	Common	Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Capital	Income	Stage	Equity

Common shares issued for services at $0.0001 on August 7, 2003	5,000,000	$500	$—	$—	$—	$500
Common shares issued for purchase of website at $0.01 on November 12, 2003	1,000,000	$100	$9,900	$—	$—	$10,000
Common shares issued for cash at $0.02 during the period ended April 30, 2004	656,876	$66	$13,072	$—	$—	$13,138
Net loss for the period from August 1, 2003 (inception) through April 30, 2004	—	$—	$—	$—	$(4,737)	$(4,737)

Balance, April 30, 2004	6,656,876	$666	$22,972	$—	$(4,737)	$18,901
Common shares issued for cash at $0.02 during the period ended April 30, 2005	390,000	$39	$7,761	$—	$—	$7,800
Net loss for year ended April 30, 2005	—	$—	$—	$(356)	$(8,569)	$(8,925)

Balance, April 30, 2005	7,046,876	$705	$30,733	$(356)	$(13,306)	$17,776
Common shares issued for cash at $0.12 on December 12, 2005	333,333	$33	$39,966	$—	$—	39,999
Net loss for year ended April 30, 2006	—	$—	$—	$56	(44,096)	(44,040)

Balance, April 30, 2006	7,380,209	$738	$70,699	$(300)	$(57,402)	$13,735
	==========	==========	==========	===========	===========	===========

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

			August 1, 2003
			(inception)
	Year Ending	Year Ending	Through
	April 30,	April 30,	April 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss for the period	$(44,096)	$(8,569)	$(57,402)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating
Activities
Depreciation	4,431	3,333	9,431
Bad debt expense	-	1,020	1,020
Accrued interest on shareholder loans	31	-	31
Services paid by share issuance	-	-	500
Net change in operating assets
and liabilities
Prepaid expenses	(3,442)	(2,491)	(5,933)
Accounts receivable	(23,275)	9,802	(24,295)
Accounts payable and accrued liabilities	17,797	13,403	32,461

Net cash provided (used) by operating activities	(48,554)	16,498	(44,187)

Cash flows from investing activities:
Purchase of Property and Equipment	(8,150)	-	(8,150)

Net cash used by investing activities	(8,150)	-	(8,150)

Cash flows from financing activities:
Common stock issued for cash	39,999	7,800	60,937
Loans from shareholders	1,000	-	1,000

Net cash provided by financing activities	40,999	7,800	61,937

Effect of foreign currency translation	56	(356)	(300)

Net increase in cash	(15,649)	23,942	9,300_

Cash, beginning of period	24,949	1,007	—

Cash, end of period	$9,300	$24,949	$9,300
	============	============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

August 1, 2003
(inception)
	Year ending	Year Ending	Through
	April 30,	April 30,	April 30,
	2006	2005	2006

Supplemental cash flow information:
Interest received	$166	$132	$298
	============	============	============
Interest paid	$—	$—	$—
	============	============	============
Income taxes paid	$—	$—	$—
	============	============	============

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for services	$—	$—	$500
	============	============	============
Common stock issued for purchase of website	$—	$10,000	$10,000
	============	============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Britton International Inc.’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Organization and Description of Business

Britton International Inc. (“Britton”, “We”, or the “Company”) was incorporated in the State of Nevada on August 1, 2003.

We are an online retailer of jewelry, watches and jewelry related products.  We have developed an efficient online cost structure and a supply solution that eliminates traditional layers of diamond wholesalers and brokers. We intend to establish ourselves as a leading on-line retailer of jewelry, watches and loose diamonds.

Our fiscal year end is April 30th.

The Company is in the development stage.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements".  Under SAB 101, product or service revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Revenue is recognized when payment is received, or when we have made other payment arrangements with clients and management has a high degree of confidence that collectibility of the sale is assured.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Loss per Share

Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Estimated Fair Value of Financial Instruments

The  carrying  value  of  accounts  payable,  and  other  financial  instruments reflected  in  the  financial  statements  approximates  fair  value  due  to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive loss for the periods shown equals the net loss for the period plus the effect of foreign currency translation.

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

Valuation of Long-Lived Assets

The  Company   periodically   analyzes  its  long-lived   assets  for  potential impairment,  assessing  the  appropriateness  of  lives  and  recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting  principles  generally accepted in the United States of America.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Start-up Costs

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Development Stage Enterprise

Based upon the Company’s revenue generation and its business plan, it is a development stage enterprise as of the year ending April 30, 2006. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Currency

The majority of the Company's cash flows are in United States dollars. Accordingly, the US dollar is the Company’s functional currency.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Website Development Costs

The Company has capitalized certain Website development costs totaling $10,000 in 2004 and $4,228 in 2005. The estimated useful life of costs capitalized has been evaluated as three years. During 2005 and 2006, the depreciation of capitalized costs totaled $3,333 and 4,039, respectively. Capitalized Website development costs are included in Property and Equipment.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Property and equipment

As of April 30, Property and equipment consisted of the following:

Property and Equipment	2006	2005

Website	$14,228	$10,000
Less: accumulated depreciation	(9,039)	(5,000)
Subtotal	5,189	5,000

Gem Camera	$3,450	$-
Less: accumulated depreciation	(345)	-
Subtotal	3,105	-

Digital Camera	$472	$-
Less: accumulated depreciation	(47)	-
Subtotal	425	-

Total property and equipment	$8,719	$5,000

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment.

All revenue reported is from external customers in the United States, Canada and various other countries.

Advertising is expensed as it is incurred.

We did not have any off-balance sheet arrangements as of April 30, 2006 or as of April 30, 2005.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 2– Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operation losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The continuation of the Company is dependent upon the continuing financial support of investors and stockholders and upon obtaining the capital requirements of the Company.  It is the belief of management that marketing initiatives planned for the upcoming fiscal year will raise the Company’s profile on the Internet, improve operations and provide opportunities to expand the Company’s investor base. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

Note 3 – Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This amends of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (i) A transfer of the servicer’s financial assets that meets the requirements for sale accounting; (ii) A transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities; (iii) An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: Amortization method or Fair value measurement method. Additionally, at its initial adoption, this statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. And finally, requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in the accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, FASB issued a revision to SFAS No. 123 "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company has issued stock as compensation for director & officer services provided by its President and has issued stock for the purchase of its website. The Company has used valuations in both of these transactions which are based on the fair market value of the services or goods provided. The Company does not have any option plans and expects the use of stock issuances for the purchase of goods or services in the future will be limited. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amended Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. This Statement amended the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In December 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) and a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIE’s”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are VIE’s for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through October 30, 2003. The Company was required to adopt the provisions of FIN 46-R for those arrangements on October 31, 2003. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on October 31, 2003. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Note 4 – Income Taxes

The Company is subject to federal income taxes in the US. The Company has had no net income from its US operations and therefore has not paid nor has any income taxes owing in the US.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company's deferred tax assets consist entirely of the benefit from net operating loss carry-forwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards.  Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2004	$ (4,737)	2024	$ 711	$ (711)	$ —
2005	$ (8,925)	2025	$ 1,339	$ (1,339)	$ —
2006	$ (44,040)	2026	$ 6,606	$ (6,606)	$ —

	$ (57,702)		$ 8,656	$ (8,656)	$ —
	===========		==========	=========	========

The total combined valuation allowance for the year as of April 30, 2006 is $(8,656) which increased by $(6,606) for the year ended April 30, 2006.

Note 5 – Common Stock Issued

On August 7, 2003, the Company issued 5,000,000 shares of its common stock to its President for services as a director & officer of the Company. This transaction was valued at a fair market value of $0.0001 per share for a total value of $500.

On November 12, 2003, the Company issued 1,000,000 shares of its common stock for the purchase of its website. This transaction was valued at a fair market value of $0.01 per share for a total value of $10,000.

During the fiscal year ending April 30, 2004, the Company issued 656,876 shares of its common stock in a private offering at $0.02 per share for a total of $13,138.

During the fiscal year ending April 30, 2005, the Company issued 390,000 shares of its common stock in a private offering at $0.02 per share for a total of $7,800.

On December 15, 2005, the Company issued 333,333 shares of its common stock in a private offering at $0.12 per share for a total of $40,000.

Note 6 – Commitments and Contingencies

In May 2005, the Company entered into a contract with a web design firm for the upgrading and support of its website and paid the first installment of $4,228 upon signing. The contract has the following outstanding payment terms:

Item	Amount	Timing
Development:
Installment two	4,228	Date of first development sign-off
Installment three	3,624	Prior to final delivery of site
Ongoing Support & Hosting	1,215	Monthly, once site is complete*

Total for fiscal year 2007	$9,067
* (cancelable upon three months notice)

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 7 – Account Payable Arrangement

The Company has negotiated a long-term credit arrangement with one of its primary suppliers. Terms of this arrangement extend vendor credit to the Company for up to eighteen months at a rate of 5% per annum. As of April 30, 2006, the accounts payable balance outstanding to Supplier One, including accrued interest, was $7,466.

Note 8 – Related Party Transactions

The Company has purchased products for resale from a related party, Britton Jewellery Inc., which holds 13.6% of the Company’s common shares as the result of the purchase agreement for the Company’s website. Transactions with this related party, comprised 11% and 29% of the Company’s total jewelry purchases in fiscal 2006 and fiscal 2005 respectively. At April 30, 2006, the Company had an account payable of $4,996 owing to this related party.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 8A.     CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the fiscal year ending April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

There is no information the Company would have been required to file on Form 8K during the fourth quarter of the fiscal year ended April 30, 2006.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                   OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Britton International Inc. as of April 30, 2006.

Name	Age	Title	Term of

Jacek Oscilowicz	42	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chair of the Board, Treasurer, and Secretary	1 Year

Jacek Oscilowicz
Mr. Oscilowicz was appointed to the Board of Directors (which currently consists of our sole director) in August 2003 to serve for a term of one year.  He was re-appointed for additional one-year terms in August 2004 and in August 2005.  Mr. Oscilowicz was also appointed to the positions of President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer on August 7, 2003 and continues to hold these positions to the present. Prior to the formation of the Company, Mr. Oscilowicz had no prior experience in web based sales or jewelry sales operations.

In August, 2003, Mr. Oscilowicz built on his experience in marketing and promotional activities from his prior business ventures to launch Britton International Inc. Mr. Oscilowicz is President and Director of the Company and is responsible for its operations. From April 1999 to December 2002, Mr. Oscilowicz was a member of Triamca, LLP, an American firm which specialized in the manufacture of building construction materials.  Mr. Oscilowicz was, from 1999 to the present, the managing partner of Ravnhouse LLP, a holding company formed in 1999 to develop production of specialized designer stucco used in upscale home building projects. Beginning in August 2004 Mr. Oscilowicz also became a member of B.O.S.S. Technologies, LLC, a Nevada based private company, with interest in precious metal processing.  He is a shareholder in B.O.S.S. and is active in the engineering of a pilot processing plant.

Mr. Oscilowicz attended the Agricultural University (SGGW) of Warsaw, Poland from 1983 to 1989 in the Faculty of Engineering and Environmental Science.  Mr. Oscilowicz emigrated to Canada in 1990 and became a Canadian citizen in 1995. In 1996 he moved to the United States and is now a permanent resident.

Significant Employees

Mr. Oscilowicz is the sole employee of the Company.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

No officer, director, or control person of the Company has had any involvement in legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director, officer, or control person of the Company.

Audit Committee Financial Expert

The Board formed an Audit Committee in August 2003 and appointed Mr. Oscilowicz as Chair. Due to the fact that the Company is in its development stage, it has not yet been able to recruit and compensate an expert for the Audit Committee.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934 (the “Act”) to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. As of May 26, 2006 the Company has not registered under Section 12 of the Act and as such no reports on Forms 3, 4 or 5 have to date been filed.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. This code is filed herein as Exhibit 14. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: Britton International Inc., 725 Kendall Lane, Boulder City, Nevada, USA 89005 attn: Code of Ethics Request.

ITEM 10.     EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our executive officer in our most recent fiscal year ended April 30, 2006 and since inception:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SAR’s ($) (1)	Securities Underlying Options/SAR’s (#)	LTIP Payouts ($) (2)	All Other Compensation ($)

Jacek Oscilowicz President & CEO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jacek Oscilowicz President & CEO	Fiscal 2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jacek Oscilowicz President & CEO	Fiscal 2004	Nil	Nil	Nil	$500 (3)	Nil	Nil	Nil

(1)     SAR’s are “Stock Appreciation Rights”

(2)     LTIP’s are “Long-Term Incentive Plans”

(3)     There are no standard arrangements for the compensation of our President and Director and the only payment made to him has been 5,000,000 common shares which were issued on August 7, 2003 as a one-time payment for services performed by him for the Company to that same date.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of May 26, 2006, certain information as to shares of our common stock owned by: each person known by us to beneficially own more than 5% of our outstanding common stock: our director and executive officer; and our affiliate Britton Jewellery Inc.

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Jacek Oscilowicz President & CEO	5,000,000 common shares	67.7%
Britton Jewellery Inc.(3)	1,000,000 common shares	13.5%

(1)     Based on 7,380,209 shares of common stock issued and outstanding as of May 26, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)     No person among this group has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

(3)     Britton Jewellery Inc. is 55% owned by Tony Loureiro.

Security Ownership of Management

The following table sets forth, as of May 26, 2006, certain information as to shares of our common stock owned by: our management; and all of these parties as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Jacek Oscilowicz President & CEO	5,000,000 common shares	67.7%

President & CEO as a Group	5,000,000 common shares	67.7%

(1)     Based on 7,380,209 shares of common stock issued and outstanding as of May 26, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)     No member of Management, which is comprised of our sole officer and director, has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years ended April 30, 2006, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 13.     EXHIBITS

EXHIBIT INDEX

Number            Exhibit Description

3.1*                 Articles of Incorporation

3.2*                 Certificate of Amendment of Articles of Incorporation

3.3*                 Bylaws

10.1*               Material Contract – Purchase and sale Agreement - Website

14.1                 Code of Ethics

24.1*               Power of Attorney

31.1                 Certificate of President & Chief Executive Officer (principal executive officer)
                         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002

31.2                 Certificate of Chief Financial Officer (principal financial officer) pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002

32.1                 Certificate of President & Chief Executive Officer and Chief Financial Officer
                        and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed January 27, 2006 and incorporated herein by this reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Miller and McCollom, CPA’s for the audit of the Corporation’s annual financial statements for the years ended April 30, 2006 and April 30, 2005 and fees billed for other services rendered by Miller and McCollom during those periods. All services reflected in the following fee table for 2006 and 2005 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

                                                                                                                            Fiscal Year Ended
                                                                                                    April 30, 2006              April 30, 2005
                        Audit fees (1)                                                            $18,500                      $         -
                        Audit-related fees                                                                 -                                 -
                        Tax fees                                                                               -                                 -
                        All other fees                                                                        -                                 -
                                         TOTAL FEES                                         $18,500                      $         -

                             (1)     Audit fees consist of audit and review services, consents and review of documents filed with the SEC

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITTON INTERNATIONAL INC.

/s/ J.Oscilowicz
Jacek Oscilowicz
President and Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer
Secretary, Treasurer,
Director and Chair of Board

Dated: May 26, 2006