Form 10QSB
period 2006-07-31
Britton International Inc.
filed 2006-08-18
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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
(Address of principal executive offices)

(702) 293-3613
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [  ]  No [X]

The issuer had 7,380,209 shares of common stock issued and outstanding as of August 17, 2006.

Transitional Small Business Disclosure Format (Check One):  Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

INDEX TO FINANCIAL STATEMENTS

Quarter One – Fiscal 2007

Page
Financial Statements – for the 3 month periods ending July 31, 2006 and 2005:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 to F-6

Notes to Financial Statements	F-7 to F-8

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheets

ASSETS
	July 31, 2006 (unaudited)	April 30, 2006 (See Note 1)

CURRENT ASSETS
Cash	$5,934	$9,300
Prepaid expenses	119	5,933
Accounts receivable	-	23,275

Total current assets	6,053	38,508

OTHER ASSETS
Property and Equipment, net of accumulated depreciation of $10,459 as of July 31, 2006 and $9,431 as of April 30, 2006	4,168	8,719

Total assets	$10,221	$47,227
	============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$17,373	$26,902
Accounts payable, related parties	-	4,996
Shareholder loans	1,044	1,031
Accrued interest payable	47	563

Total current liabilities	18,464	33,492

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.0001 authorized, 7,380,209 shares issued and outstanding as of July 31, 2006 and April 30, 2006	738	738
Paid-in Capital	70,699	70,699
Accumulated deficit in the development stage	(79,368)	(57,402)
Accumulated other comprehensive income (loss)	(312)	(300)

Total stockholders’ equity (deficit)	(8,243)	13,735

Total liabilities and stockholders’ equity	$10,221	$47,227
	============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Operations

		3 Months Ending July 31, 2006		3 Months Ending July 31, 2005	August 1, 2003 (inception) through July 31, 2006

REVENUES:
Sales		$3,085		$2,476	$268,761

Cost of Goods Sold		2,088		2,127	241,054

GROSS MARGIN		997		349	27,707

EXPENSES:
Website expenses		$3,962		$151	$13,274
Directors & Officers fees		-		-	500
Professional fees		16,457		21,897	66,786
Advertising		-		-	3,944
Depreciation		1,029		1,010	10,460
Administrative expenses		1,486		266	10,347
Bad debt expense		-		-	1,020

Total expenses		22,934		23,324	106,331

Net Income (loss) from operations		(21,937)		(22,975)	(78,624)

Interest income		26		20	328
Interest expense		(55)		(150)	(1,072)

Net (loss)		$(21,966)		$(23,105)	$(79,368)
		============		============	=============

Loss per common share	$	*	$	*	$(0.01)
		============		============	=============
*less than $(0.01) per share

Weighted average shares
Outstanding		7,380,209		7,046,876	6,708,793
		============		============	=============

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (loss)		$(21,966)		$(23,105)	$(79,368)
Foreign currency translation adjustment		(12)		(91)	(312)

Total Other Comprehensive Income (Loss)		$(21,978)		$(23,196)	$(79,680)

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Stockholders’ Equity

					Deficit
				Accumulated	Accumulated
				Other	During the	Total
	Common	Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Capital	Income	Stage	Equity

Net loss for the period from August 1, 2003 (inception) through April 30, 2004	—	$—	$—	$—	$(4,737)	$(4,737)
Common shares issued for services at $0.0001 on August 7, 2003	5,000,000	$500	$—	$—	$—	$500
Common shares issued for purchase of website at $0.01 on November 12, 2003	1,000,000	$100	$9,900	$—	$—	$10,000
Common shares issued for cash at $0.02 during the period ended April 30, 2004	656,876	$66	$13,072	$—	$—	$13,138

Balance, April 30, 2004	6,656,876	$666	$22,972	$—	$(4,737)	$18,901

Common shares issued for cash at $0.02 during the period ended April 30, 2005	390,000	39	7,761	—	—	7,800
Net loss for year ended April 30, 2005				(356)	(8,569)	(8,925)

Balance, April 30, 2005	7,046,876	$705	$30,733	$(356)	$(13,306)	$17,776

Common shares issued for cash at $0.12 on December 12, 2005	333,333	$33	$39,966	$—	$—	39,999
Net loss for year ended April 30, 2006	—	—	—	56	(44,096)	(44,040)

Balance, April 30, 2006	7,380,209	$738	$70,699	$(300)	$(57,402)	$13,735

Net loss for three month period ended July 31, 2006	—	—	—	(12)	(21,966)	(21,978)
	========	=======	========	==========	==========	=========
Balance, July 31, 2006	7,380,209	$738	$70,699	$(312)	$(79,368)	$(8,243)
	========	=======	========	==========	==========	=========

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	3 Months ending	3 Months ending	August 1, 2003 (inception) through
	July 31,	July 31,	July 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss for the period	$(21,966)	$(23,105)	$(79,368)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating
Activities
Depreciation	1,029	1,010	10,460
Bad debt expense	-	-	1,020
Website asset impairment charge	3,523	-	3,523
Accrued interest on shareholder loans	13	-	44
Services paid by share issuance	-	-	500
Net change in operating assets
and liabilities
Prepaid expenses	5,814	2,491	(119)
Accounts receivable	23,275	(140)	(1,020)
Accounts payable and accrued liabilities	(15,042)	6,530	17,419

Net cash provided (used) by operating activities	(3,354)	(13,214)	(47,541)

Cash flows from investing activities:
Purchase of Property and Equipment	-	(4,228)	(8,150)

Net cash used by investing activities	-	(4,228)	(8,150)

Cash flows from financing activities:
Common stock issued for cash	-	-	60,937
Loans by stockholders	-	-	1,000

Net cash provided by financing activities	-	-	61,937

Effect of foreign currency translation	(12)	(91)	(312)

Net increase in cash	(3,366)	(17,533)	5,934

Cash, beginning of period	9,300	24,949	—

Cash, end of period	$5,934	$7,416	$5,934
	===========	===========	=============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	3 Months ending	3 Months ending	August 1, 2003 (inception) through
	July 31,	July 31,	July 31,
	2006	2005	2006

Supplemental cash flow information:
Interest received	$26	$20	$328
	===========	===========	=============
Interest paid	$—	$—	$—
	===========	===========	=============
Income taxes paid	$—	$—	$—
	===========	===========	=============

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for services	$—	$—	$500
	===========	===========	=============
Common stock issued for purchase of website	$—	$—	$10,000
	===========	===========	=============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.

(a Development Stage Company)

Notes to Financial Statements

Note 1 – Management’s Statement

The financial statements included herein have been prepared by Britton International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) for reporting on interim statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the April 30, 2006 audited financial statements and the accompanying notes included in the Company’s Form SB-2 filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for April 30, 2006 are based upon the audited financial statements of that date.

Note 2– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operation losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The continuation of the Company is dependent upon the continuing financial support of new investors, existing stockholders and the Company’s suppliers. In August 2006 the Company acquired an additional $10,000 in operating capital through a shareholder loan from its President and projects it will require further shareholder loans to fund its business plan. However, it is possible the Company will also need to complete equity private placements in the future and there is no assurance that such equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

Note 3 – Asset Impairment

The  Company   periodically   analyzes  its  long-lived   assets  for  potential impairment,  assessing  the  appropriateness  of  lives  and  recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting  principles  generally accepted in the United States of America. During the first quarter of fiscal 2007, the Company determined there was substantial doubt that an upgrade it had contracted for its website would reach completion. As a result the board determined it was appropriate to write down the value of the website asset by the undepreciated value of the website upgrade which had been entered to the Company’s books. This write down took the form of an asset impairment charge of $3,523 included in Website expenses for the quarter and was charged to the Website asset account.

Note 4 – Related Party Transactions

The Company has purchased products for resale from a related party, Britton Jewellery Inc., which holds 13.5% of the Company’s common shares. Transactions with this related party comprised 22% and 69% of the Company’s total jewelry purchases in during the 3 month periods ended July 31, 2006 and July 31, 2005 respectively. At July 31, 2006, the Company had nil account payables owing to the related party.

As at July 31, 2006, the Company had one related party shareholder loan outstanding of $1,044 which included $44 of accrued interest. This loan is unsecured and has no fixed repayment date. During the 3 month period ended July 31, 2006, loans from shareholders, including accrued interest, increased by $13, the amount of accrued interest in quarter one of fiscal 2007.

Note 5 – Subsequent Event

Subsequent to the end of the three-month period recorded in these financial statements, in August 2006 the Company raised $10,000 in operating capital through a shareholder loan from its President.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-QSB contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this quarterly report on Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Results of Operations for the Comparative Three Month Periods Ended July 31, 2006 and July 31, 2005

Sales
Sales increased marginally to $3,085 for the three months ended July 31, 2006 compared with $2,476 for the three months ended July 31, 2005. This represents an increase of 25% and is we believe attributable to increased consumer acceptance of our website as a trusted source for diamond and jewelry purchases. Although there are many factors which may affect our sales in the future, in general, we anticipate an increase in sales during upcoming quarters as we increase our marketing efforts related to showcasing our offerings of diamonds.

Cost of Goods Sold
Cost of Goods Sold (“COGS”) include the wholesale costs for jewelry and diamonds which are re-sold via our website. GOGS were $2,088 during three months ended July 31, 2006 compared to $2,127 for three months ended July 31, 2005.The ratio of COGS to Sales improved to 68% from 86% period over period due to a greater mix of higher margin diamond sales versus watch sales. We anticipate the ratio of COGS to Sales will remain approximately the same in the future.

Gross Margin
Gross Margin is calculated by subtracting COGS from Sales. Gross Margin increased from $349 in three months ended July 31, 2005 to $997 in three months ended July 31, 2006, this represents an increase of 186%.

Our operating expenses are classified into seven categories:

-       Website expenses
-       Director & Officer fees
-       Professional fees
-       Advertising
-       Depreciation
-       Administrative expenses
-       Bad debt expense

Website Expenses
Website expenses normally include fees from Internet Service Providers for access to the Internet, fees from technical service providers for website maintenance and fees from merchant services such as PayPal which facilitate certain functions on our website. During the current quarter an asset impairment charge of $3,523 was added to website expenses as detailed in Note 3 of our attached financial statements. This charge was precipitated by an evaluation by our board that there was substantial doubt that an upgrade the Company had contracted for its website would reach completion. As a result the board determined it was appropriate to write down the value of the website asset by the undepreciated value of the website upgrade which had been entered to the Company’s books.

Excluding the asset impairment charge of $3,523, website expenses increased to $439 during three months ended July 31, 2006 from $151 during three months ended July 31, 2005, representing an increase of 191%. This increase is explained by: the existence of non-recurring expenditures in three months ended July 31, 2006 for regular updating and modifications to our existing website. Going forward we project Website expenses will marginally increase from current levels due to higher expected sales traffic on the website.

Director & Officer Fees
Director & Officer Fees were $nil and $nil for three months ended July 31, 2006 and three months ended July 31, 2005 respectively. We do not expect to incur future costs in this area until the Company becomes profitable.

Professional Fees
Professional fees were $16,457 in three months ended July 31, 2006 versus $21,897 in three months ended July 31, 2005. The decreased cost in the current period is attributable to lesser requirements for accounting, audit and legal professional services now that the Company’s Registration Statement on Form SB-2 has become effective. We project professional fees will decrease in the upcoming year because fees charged in quarter one include the cost of our fiscal 2006 year end audit.

Advertising
Advertising expenses are comprised of fees charged by Internet search engines such as Google for the direction of consumer traffic to the Company’s website. Advertising expenses were $nil during three months ended July 31, 2006 versus $nil during three months ended July 31, 2005. The Company is currently evaluating how to expand its marketing efforts and projects advertising expenses will increase over the coming quarters.

Depreciation
As detailed in Note 1 of our audited Financial Statements for fiscal year ended April 30, 2006, depreciation is recorded for amortization of the purchase of our website and subsequent investments in development of the website and for the amortization of investments in photographic equipment used to create images for posting on the website. Depreciation is a non-cash expense which is calculated on a straight-line basis. An amortization period of three years is used for the website assets and a period of 5 years is used for the photographic equipment. In accordance with US tax law, the first year depreciation expense for assets is recorded as one-half of the total for a normal year. Depreciation in three months ended July 31, 2006 was $1,029 versus $1,010 in three months ended July 31, 2005. We project depreciation expenses will decrease in coming quarters because in quarter two we will have fully depreciated our original website investment.

Administrative Expenses
Administrative expenses increased to $1,486 in three months ended July 31, 2006 versus $266 in three months ended July 31, 2005. This represents an increase of 459% and is primarily attributable to filing fees for our first 10-KSB year end report which included our fiscal 2006 financial statements. We expect administrative fees to remain at current levels during the coming quarters.

Bad Debt Expense
Bad Debt Expense was $nil in three months ended July 31, 2006 versus $nil in three months ended July 31, 2005. We do not expect to incur bad debt expenses in upcoming quarters.

Net Loss
We incurred a net loss of $(21,966) for the three months ended July 31, 2006 compared with a net loss of $(23,105) for the three months ended July 31, 2005. This represents an improvement of 5%.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $60,937 though private placements of our common shares and $1,000 through shareholder loans. In addition, we have successfully drawn purchasers to our website and have earned a positive Gross Margin during fiscal 2004, 2005 and 2006 and the three month periods ended July 31, 2006 and July 31, 2005.

However, during the 2006 fiscal year liquidity decreased due to significant expenditures made for Professional Fees. This is a matter of concern to management and in August 2006, the President advanced $10,000 via a shareholder loan to the Company as an addition to its operating capital.  As of July 31, 2006 we had cash on hand of $5,934, which was augmented by the $10,000 shareholder loan in August 2006. Based on average cash usage of $(4,046) per month during the fiscal year ended April 30, 2006, we must increase sales from current levels or we will need to raise additional funds.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended July 31, 2006, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) During the quarter there was no information which would have been required to be filed via a report on Form 8-K.

(b) During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Number            Exhibit Description

3.1                    Articles of Incorporation*

3.2                    Certificate of Amendment of Articles of Incorporation*

3.3                    Bylaws*

10.1                  Website Asset Purchase Agreement*

31.1                  Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section
                         1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                  Certificate of Chief Financial Officer (principal financial officer) pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act of 2002

32.1                  Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed January 27, 2006 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRITTON INTERNATIONAL INC.

/s/ Jacek Oscilowicz
Jacek Oscilowicz
President & CEO, CFO

Dated: August 17, 2006