Form 10QSB
period 2006-10-31
Britton International Inc.
filed 2006-12-20
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

(702) 293-3613
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [  ]

The issuer had 7,380,209 shares of common stock issued and outstanding as of December 20, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements – for the 3 and 6 month periods ending October 31, 2006 and 2005:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 to F-6

Notes to Financial Statements	F-7 to F-8

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheets

ASSETS
	October 31, 2006 (unaudited)	April 30, 2006 (See Note 1)

CURRENT ASSETS
Cash	$8,165	$9,300
Prepaid expenses	2,316	5,933
Accounts receivable	14,515	23,275

Total current assets	24,996	38,508

OTHER ASSETS
Property and Equipment, net of accumulated depreciation of $11,489 as of October 31, 2006 and $9,431 as of April 30, 2006	3,138	8,719

Total assets	$28,134	$47,227
	============	============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,924	$26,902
Accounts payable, related parties (Note 4)	17,780	4,996
Shareholder loans (Note 4)	24,000	1,031
Accrued interest payable (Note 4)	1,346	563

Total current liabilities	46,050	33,492

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.0001 authorized, 7,380,209 shares issued and outstanding as of October 31, 2006 and April 30, 2006	738	738
Paid-in Capital	70,699	70,699
Accumulated deficit in the development stage	(89,045)	(57,402)
Accumulated other comprehensive income (loss)	(308)	(300)

Total stockholders’ equity (deficit)	(17,916)	13,735

Total liabilities and stockholders’ equity	$28,134	$47,227
	============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Operations

		3 Months Ending October 31, 2006		3 Months Ending October 31, 2005		6 Months Ending October 31, 2006		6 Months Ending October 31, 2005	August 1, 2003 (inception) through October 31, 2006

REVENUES:
Sales		$20,923		$33,101		$24,008		$35,577	$289,684

Cost of Goods Sold		20,905		29,451		22,258		31,578	261,225

GROSS MARGIN		$18		$3,650		$1,750		$3,999	$28,459

EXPENSES:
Website expenses		$260		$131		$4,222		$282	$13,534
Directors & Officers fees		-		-		-		-	500
Professional fees		8,313		5,850		24,770		27,747	75,099
Advertising		-		50		-		50	3,944
Depreciation		1,030		1,009		2,059		2,019	11,490
Administrative expenses		569		1,616		2,056		1,882	10,916
Bad debt expense		-		-		-		-	1,020

Total expenses		$10,172		$8,656		$33,107		$31,980	$116,503

Net Income (loss) from operations		(10,154)		(5,006)		(31,357)		(27,981)	(88,044)

Interest income		17		6		43		26	345
Interest expense		(274)		(157)		(329)		(307)	(1,346)

Net (loss)		$(10,411)		$(5,157)		$(31,643)		$(28,262)	$(89,045)
		========		========		========		========	========

Loss per common share	$	Nil	$	Nil	$	Nil	$	Nil	$(0.01)
		========		========		========		========	========

Weighted average shares
Outstanding		7,380,209		7,046,876		7,380,209		7,046,876	6,758,905
		========		========		========		========	========

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (loss)		$(10,411)		$(5,157)		$(31,643)		$(28,262)	$(89,045)
Foreign currency translation adjustment		4		78		(8)		(13)	(308)

Total Other Comprehensive Income (Loss)		$(10,407)		$(5,079)		$(31,651)		$(28,275)	$(89,353)

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Stockholders’ Equity

					Deficit
				Accumulated	Accumulated
				Other	During the	Total
	Common	Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Capital	Income	Stage	Equity

Net loss for the period from August 1, 2003 (inception) through April 30, 2004	—	$—	$—	$—	$(4,737)	$(4,737)
Common shares issued for services at $0.0001 on August 7, 2003	5,000,000	$500	$—	$—	$—	$500
Common shares issued for purchase of website at $0.01 on November 12, 2003	1,000,000	$100	$9,900	$—	$—	$10,000
Common shares issued for cash at $0.02 during the period ended April 30, 2004	656,876	$66	$13,072	$—	$—	$13,138

Balance, April 30, 2004	6,656,876	$666	$22,972	$—	$(4,737)	$18,901

Common shares issued for cash at $0.02 during the period ended April 30, 2005	390,000	39	7,761	—	—	7,800
Net loss for year ended April 30, 2005				(356)	(8,569)	(8,925)

Balance, April 30, 2005	7,046,876	$705	$30,733	$(356)	$(13,306)	$17,776

Common shares issued for cash at $0.12 on December 12, 2005	333,333	$33	$39,966	$—	$—	39,999
Net loss for year ended April 30, 2006	—	—	—	56	(44,096)	(44,040)

Balance, April 30, 2006	7,380,209	$738	$70,699	$(300)	$(57,402)	$13,735

Net loss for six month period ended October 31, 2006	—	—	—	(8)	(31,643)	(31,651)
	=======	=======	=======	=========	========	========
Balance, October 31, 2006	7,380,209	$738	$70,699	$(308)	$(89,045)	$(17,916)
	=======	=======	=======	=========	========	========

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	6 Months ending	6 Months ending	August 1, 2003 (inception) through
	October 31,	October 31,	October 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss for the period	$(31,643)	$(28,262)	$(89,045)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating
Activities
Depreciation	2,059	2,019	11,489
Bad debt expense	-	-	1,020
Website asset impairment charge	3,523	-	3,523
Accrued interest on loans	329	307	1,346
Services paid by share issuance	-	-	500
Net change in operating assets
and liabilities
Prepaid expenses	3,617	(99)	(2,316)
Accounts receivable	8,760	-	(15,535)
Accounts payable and accrued liabilities	(10,772)	16,973	20,704

Net cash provided (used) by operating activities	(24,127)	(9,062)	(68,314)

Cash flows from investing activities:
Purchase of Property and Equipment	-	(4,228)	(8,150)

Net cash used by investing activities	-	(4,228)	(8,150)

Cash flows from financing activities:
Common stock issued for cash	-	-	60,937
Loans by stockholders	23,000	1,000	24,000

Net cash provided by financing activities	23,000	1,000	84,937

Effect of foreign currency translation	(8)	(13)	(308)

Net increase in cash	(1,135)	(12,303)	8,165

Cash, beginning of period	9,300	24,949	—

Cash, end of period	$8,165	$12,646	$8,165
	===========	===========	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	6 Months ending	6 Months ending	August 1, 2003 (inception) through
	October 31,	October 31,	October 31,
	2006	2005	2006

Supplemental cash flow information:
Interest received	$43	$26	$345
	===========	===========	============

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for services	$—	$—	$500
	===========	===========	============
Common stock issued for purchase of website	$—	$—	$10,000
	===========	===========	============

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

Note 2– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The continuation of the Company is dependent upon the continuing financial support of new investors, existing stockholders and the Company’s suppliers. To address this issue, in the first half of fiscal 2007 the Company acquired an additional $23,000 in operating capital through shareholder loans from its President. Currently, the Company projects further shareholder loans will be forthcoming from its President to fund its business plan and it is possible the Company will also need to complete equity private placements in the future. However, there is no assurance that such debt and equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

Note 3 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

taken or expected to be taken in a tax return. FIN 48 is effective for financial statement as of January 1, 2007. The Company has not yet determined the affect of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for  measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Note 4 – Related Party Transactions

The Company has purchased products for resale from a related party, Britton Jewellery Inc., which holds 13.6% of the Company’s common shares. Transactions with this related party comprised 92% and 8% of the Company’s total jewelry purchases in during the 3 month periods ended October 31, 2006 and October 31, 2005 respectively. At October 31, 2006, the Company had an account payable of $17,780 owing to the related party.

As at October 31, 2006, the Company had one related party shareholder loan outstanding of $24,281.62 which included $281.62 of accrued interest. This loan accrues interest at 5% per annum, is unsecured and has no fixed repayment date. During the 3 month period ended October 31, 2006, loans from shareholders, including accrued interest, increased by $23,237.62.

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

Results of Operations for the Comparative Three and Six Month Periods Ended October 31, 2006 and October 31, 2005

Sales
Sales decreased to $20,923 and 24,008 respectively for the three and six month periods ended October 31, 2006 compared with $33,101 and $35,577 respectively for the three month and six month periods ended October 31, 2005. This represents decreases of 37% and 33% respectively and may be attributable to increased competition on the Internet for retail jewelry consumers. Although there are many factors which may affect our sales in the future, in general, we anticipate an increase in sales during upcoming quarters as we increase our marketing efforts.

Cost of Goods Sold
Cost of Goods Sold (“COGS”) include the wholesale costs for jewelry and diamonds which are re-sold via our website. GOGS were $20,905 and 22,258 respectively during the three and six month periods ended October 31, 2006 compared with $29,451 and $31,758 respectively for three and six month periods ended October 31, 2005. We are concerned about the relative increase the ratio of COGS to Sales in the past six months and are seeking to expand our supplier base to improve upon the wholesale prices we have been paying for merchandise.

Gross Margin
Gross Margin is calculated by subtracting COGS from Sales. Gross Margin decreased from $3,650 and $3,999 respectively for the three and six month periods ended October 31, 2005 to $18 and $1,750 respectively for the three and six month periods ended October 31, 2006. The six month decline represents a decrease of 56% and is a concern to management.

Our operating expenses are classified into seven categories:
-       Website expenses
-       Director & Officer fees
-       Professional fees
-       Advertising
-       Depreciation
-       Administrative expenses
-       Bad debt expense

Website Expenses
Website expenses normally include fees from Internet Service Providers for access to the Internet, fees from technical service providers for website maintenance and fees from merchant services such as PayPal which facilitate certain functions on our website. Website expenses increased to $260 and $4,222 respectively during three and six month periods ended October 31, 2006 compared with $131 and $282 respectively during three and six month periods ended October 31, 2005. This increase is explained by: the existence of non-recurring expenditures in six months ended October 31, 2006 for regular updating and modifications to our existing website. Going forward we project Website expenses will marginally increase from current levels due to higher expected sales traffic on the website.

Director & Officer Fees
Director & Officer Fees were $nil and $nil respectively for three and six month periods ended October 31, 2006 compared with $nil and $nil respectively for the three and six month periods ended October 31, 2005. We do not expect to incur future costs for Director & Officer Fees until the Company becomes profitable.

Professional Fees
Professional fees were $8,313 and $24,770 respectively in the three and six month periods ended October 31, 2006 versus $5,850 and $27,747 respectively in three and six month periods ended October 31, 2005. We project professional fees will remain at current levels for the foreseeable future.

Advertising
Advertising expenses are comprised of fees charged by Internet search engines such as Google for the direction of consumer traffic to the Company’s website. Advertising expenses were $nil and $nil respectively during the three and six month periods ended October 31, 2006 versus $50 and $50 respectively during three and six month periods ended October 31, 2005. The Company is currently evaluating how to expand its marketing efforts and projects advertising expenses will increase over the coming quarters.

Depreciation
As detailed in Note 1 of our audited Financial Statements for fiscal year ended April 30, 2006, depreciation is recorded for amortization of the purchase of our website and subsequent investments in development of the website and for the amortization of investments in photographic equipment used to create images for posting on the website. Depreciation is a non-cash expense which is calculated on a straight-line basis. An amortization period of three years is used for the website assets and a period of 5 years is used for the photographic equipment. In accordance with US tax law, the first year depreciation expense for assets is recorded as one-half of the total for a normal year. Depreciation in three and six month periods ended October 31, 2006 was $1,030 and $2,059 respectively versus $1,009 and $2,019 respectively in three and six month periods ended October 31, 2005. We project depreciation expenses will decrease in coming quarters because we have now fully depreciated our original website investment.

Administrative Expenses
Administrative expenses were $569 and $2,056 respectively for the three and six month periods ended October 31, 2006 versus $1,616 and $1,882 respectively in three and six month periods ended October 31, 2005. We expect administrative fees to remain at current levels during the coming quarters.

Bad Debt Expense
Bad Debt Expense was $nil and $nil respectively in three and six month periods ended October 31, 2006 versus $nil and $nil respectively in three and six month periods ended October 31, 2005. We do not expect to incur bad debt expenses in upcoming quarters.

Net Loss
We incurred net losses of $(10,411) and $(31,643) respectively for the three and six month periods ended October 31, 2006 compared with net losses of $(5,157) and $(28,262) respectively for the three and six month periods ended October 31, 2005.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $60,937 though private placements of our common shares and $24,000 through shareholder loans. However, during fiscal 2007 we have seen poor performance in our sales and this is a matter of concern to management. As of October 31, 2006 we had cash on hand of $8,165. We project we must increase sales from current levels or we will need to raise additional funds.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended October 31, 2006, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: December 19, 2006