Form 10QSB
period 2007-01-31
Britton International Inc.
filed 2007-02-20
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

The issuer had 7,380,209 shares of common stock issued and outstanding as of February 20, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

INDEX TO FINANCIAL STATEMENTS

Quarter Three – Fiscal 2007

Page
Financial Statements – for the 3 and 9 month periods ending January 31, 2007 and 2006:

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5 to F-6

Notes to Financial Statements	F-7 to F-8

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheets

ASSETS
	January 31, 2007 (unaudited)	April 30, 2006 (See Note 1)

CURRENT ASSETS
Cash	$14,888	$9,300
Prepaid expenses	4,143	5,933
Accounts receivable	-	23,275

Total current assets	19,031	38,508

OTHER ASSETS
Property and Equipment, net of accumulated depreciation of $11,685 as of January 31, 2007 and $11,489 as of April 30, 2006	2,942	8,719

Total assets	$21,973	$47,227
	=============	=============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,057	$26,902
Accounts payable, related parties	-	4,996
Shareholder loans (Note 4)	40,000	1,031
Accrued interest payable	753	563

Total current liabilities	46,810	33,492

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.0001 authorized, 7,380,209 shares issued and outstanding as of January 31, 2007 and April 30, 2006	738	738
Paid-in Capital	70,699	70,699
Accumulated deficit in the development stage	(95,951)	(57,402)
Accumulated other comprehensive income (loss)	(323)	(300)

Total stockholders’ equity (deficit)	(24,837)	13,735

Total liabilities and stockholders’ equity	$21,973	$47,227
	=============	=============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Operations

		3 Months Ending January 31, 2007		3 Months Ending January 31, 2006		9 Months Ending January 31, 2007		9 Months Ending January 31, 2006	August 1, 2003 (inception) through January 31, 2007

REVENUES:
Sales		$10,729		$16,955		$34,737		$52,532	$300,413

Cost of Goods Sold		9,755		14,624		32,013		46,202	270,980

GROSS MARGIN		$974		$2,331		$2,724		$6,330	$29,433

EXPENSES:
Website expenses		$205		$379		$4,427		$660	$13,739
Directors & Officers fees		-		-		-		-	500
Professional fees		6,573		8,313		31,343		36,060	81,672
Advertising		-		-		-		50	3,944
Depreciation		196		1,206		2,255		3,225	11,686
Administrative expenses		463		965		2,519		2,847	11,379
Bad debt expense		-		-		-		-	1,020

Total expenses		$7,437		$10,863		$40,544		$42,842	$123,940

Net Income (loss) from operations		(6,463)		(8,532)		(37,820)		(36,512)	(94,507)

Interest income		66		47		109		73	411
Interest expense		(509)		(163)		(838)		(469)	(1,855)

Net (loss)		$(6,906)		$(8,648)		$(38,549)		$(36,908)	$(95,951)
		==========		==========		==========		==========	============

Loss per common share	$	Nil	$	Nil	$	Nil	$	Nil	$(0.01)

Weighted average shares
outstanding		7,380,209		7,046,876		7,380,209		7,046,876	6,758,905

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (loss)		$(6,906)		$(8,648)		$(38,549)		$(36,908)	$(95,951)
Foreign currency translation adjustment		(15)		81		(23)		68	(323)

Total Other Comprehensive Income (Loss)		$(6,921)		$(8,567)		$(38,572)		$(36,840)	$(96,274)

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Stockholders’ Equity

					Deficit
				Accumulated	Accumulated
				Other	During the	Total
	Common	Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Capital	Income	Stage	Equity

Net loss for the period from August 1, 2003 (inception) through April 30, 2004	—	$—	$—	$—	$(4,737)	$(4,737)
Common shares issued for services at $0.0001 on August 7, 2003	5,000,000	$500	$—	$—	$—	$500
Common shares issued for purchase of website at $0.01 on November 12, 2003	1,000,000	$100	$9,900	$—	$—	$10,000
Common shares issued for cash at $0.02 during the period ended April 30, 2004	656,876	$66	$13,072	$—	$—	$13,138

Balance, April 30, 2004	6,656,876	$666	$22,972	$—	$(4,737)	$18,901

Common shares issued for cash at $0.02 during the period ended April 30, 2005	390,000	39	7,761	—	—	7,800
Net loss for year ended April 30, 2005				(356)	(8,569)	(8,925)

Balance, April 30, 2005	7,046,876	$705	$30,733	$(356)	$(13,306)	$17,776

Common shares issued for cash at $0.12 on December 12, 2005	333,333	$33	$39,966	$—	$—	39,999
Net loss for year ended April 30, 2006	—	—	—	56	(44,096)	(44,040)

Balance, April 30, 2006	7,380,209	$738	$70,699	$(300)	$(57,402)	$13,735

Net loss for nine month period ended January 31, 2007	—	—	—	(23)	(38,549)	(38,572)

Balance, January 31, 2007	7,380,209	$738	$70,699	$(323)	$(95,951)	$(24,837)
	=======	======	======	=========	=========	=========

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	9 months ending January 31, 2007	9 months ending January 31, 2006	August 1, 2003 (inception) through January 31, 2007

Cash flows from operating activities:
Net loss for the period	$(38,549)	$(36,908)	$(95,951)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating
Activities
Depreciation	2,255	3,225	11,686
Bad debt expense	-	-	1,020
Website asset impairment charge	3,523	-	3,523
Accrued interest on loans	753	469	1,431
Services paid by share issuance	-	-	500
Net change in operating assets
and liabilities
Prepaid expenses	1,790	(2,552)	(4,143)
Accounts receivable	23,275	(214)	(1,020)
Accrued liabilities	(26,436)	6,974	5,378

Net cash provided (used) by operating activities	(33,389)	(29,006)	(77,576)

Cash flows from investing activities:
Purchase of Property and Equipment	-	(8,150)	(8,150)

Net cash used by investing activities	-	(8,150)	(8,150)

Cash flows from financing activities:
Common stock issued for cash	-	40,000	60,937
Loans by stockholders	39,000	1,000	40,000

Net cash provided by financing activities	39,000	41,000	100,937

Effect of foreign currency translation	(23)	68	(323)

Net increase in cash	5,588	3,912	14,888

Cash, beginning of period	9,300	24,949	—

Cash, end of period	$14,888	$28,861	$14,888
	============	============	=============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	9 Months ending	9 Months ending	August 1, 2003 (inception) through
	January 31,	January 31,	January 31,
	2007	2006	2007

Supplemental cash flow information:
Interest received	$109	$73	$411
	============	============	=============

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for services	$—	$—	$500
	============	============	=============
Common stock issued for purchase of website	$—	$—	$10,000
	============	============	=============

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

Note 2– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of new investors, existing stockholders and the Company’s suppliers. To address this issue, during fiscal 2007 the Company has acquired an additional $39,000 in operating capital through shareholder loans from its President. Currently, the Company projects further shareholder loans will be forthcoming from its President to fund its business plan and it is possible the Company will also need to complete equity private placements in the future. However, there is no assurance that such debt and equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

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

Note 4 – Related Party Transactions

The Company has purchased products for resale from a related party, Britton Jewellery Inc., which holds 13.6% of the Company’s common shares. Transactions with this related party comprised 92% and 14% of the Company’s total jewelry purchases in during the 3 month periods ended January 31, 2007 and January 31, 2005 respectively. At January 31, 2007, the Company had a credit balance with the related party of $784.

As at January 31, 2007, the Company had one related party shareholder loan outstanding of $40,753.25 which included $753.25 of accrued interest. This loan accrues interest at 5% per annum, is unsecured and has no fixed repayment date. During the 3 month period ended January 31, 2007, loans from shareholders, including accrued interest, increased by $16,471.63.

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

During the quarter, management and the board undertook a comprehensive review of the development of our business over the last two years. In general, we are not satisfied with the growth of sales and our market penetration for our products in North America. Since inception we have experienced negative cash flow from operations and, unless we diversify, expect to experience significant negative cash flow from operations for the foreseeable future as we expend greater funds on marketing and sales related initiatives. Although we expect to have sufficient working capital to pursue our current plans and will continue with operation of our jewelry operations, management also intends to devote time to identifying potential expansion opportunities and/or acquisitions with a view towards generating additional revenues for the Company.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Results of Operations for the Comparative Three and Nine Month Periods Ended January 31, 2007 and January 31, 2006

Sales
Sales decreased to $10,729 and 16,955 respectively for the three and nine month periods ended January 31, 2007 compared with $16,955 and $52,532 respectively for the three month and nine month periods ended January 31, 2006. This represents decreases of 37% and 34% respectively and may be attributable to increased competition on the Internet for retail jewelry consumers.

Cost of Goods Sold
Cost of Goods Sold (“COGS”) include the wholesale costs for jewelry and diamonds which are re-sold via our website. GOGS were $9,755 and 32,013 respectively during the three and nine month periods ended January 31, 2007 compared with $14,624 and $46,202 respectively for three and nine month periods ended January 31, 2006. The comparative ratio of COGS to Sales for the current nine month period compared to the same period last year increased from 88% to 92%. This change is a concern to management.

Gross Margin
Gross Margin is calculated by subtracting COGS from Sales. Gross Margin decreased from $2,331 and $6,330 respectively for the three and nine month periods ended January 31, 2006 to $974 and $2,724 respectively for the three and nine month periods ended January 31, 2007. The nine month decline represents a decrease of 63% and is a concern to management.

Our operating expenses are classified into seven categories:
-       Website expenses
-       Director & Officer fees
-       Professional fees
-       Advertising
-       Depreciation
-       Administrative expenses
-       Bad debt expense

Website Expenses
Website expenses normally include fees from Internet Service Providers for access to the Internet, fees from technical service providers for website maintenance and fees from merchant services such as PayPal which facilitate certain functions on our website. Website expenses were $205 and $4,427 respectively during three and nine month periods ended January 31, 2007 compared with $379 and $660 respectively during three and nine month periods ended January 31, 2006. The increase in the current nine month period is explained by the addition to expenses of a write-off of a website upgrade which was not completed. Going forward we project Website expenses will remain at the relative level experienced in the current 3 month period.

Director & Officer Fees
Director & Officer Fees were $nil and $nil respectively for three and nine month periods ended January 31, 2007 compared with $nil and $nil respectively for the three and nine month periods ended January 31, 2006. We do not expect to incur future costs for Director & Officer Fees.

Professional Fees
Professional fees were $6,573 and $31,343 respectively in the three and nine month periods ended January 31, 2007 versus $8,313 and $36,060 respectively in three and nine month periods ended January 31, 2006. We project professional fees will remain at current levels.

Advertising
Advertising expenses are comprised of fees charged by Internet search engines such as Google for the direction of consumer traffic to the Company’s website. Advertising expenses were $nil and $nil respectively during the three and nine month periods ended January 31, 2007 versus $50 and $50 respectively during three and nine month periods ended January 31, 2006.

Depreciation
As detailed in Note 1 of our audited Financial Statements for fiscal year ended April 30, 2006, depreciation is recorded for amortization of the purchase of our website and subsequent investments in development of the website and for the amortization of investments in photographic equipment used to create images for posting on the website. Depreciation is a non-cash expense which is calculated on a straight-line basis. An amortization period of three years is used for the website assets and a period of 5 years is used for the photographic equipment. In accordance with US tax law, the first year depreciation expense for assets is recorded as one-half of the total for a normal year. Depreciation in three and nine month periods ended January 31, 2007 was $196 and $2,255 respectively versus $1,206 and $3,225 respectively in three and nine month periods ended January 31, 2006.

Administrative Expenses
Administrative expenses were $463 and $2,519 respectively for the three and nine month periods ended January 31, 2007 versus $965 and $2,847 respectively in three and nine month periods ended January 31, 2006. We expect administrative fees to remain at current levels during the coming quarters.

Bad Debt Expense
Bad Debt Expense was $nil and $nil respectively in three and nine month periods ended January 31, 2007 versus $nil and $nil respectively in three and nine month periods ended January 31, 2006. We do not expect to incur bad debt expenses in upcoming quarters.

Net Loss
We incurred net losses of $(6,906) and $(38,549) respectively for the three and nine month periods ended January 31, 2007 compared with net losses of $(8,648) and $(36,908) respectively for the three and nine month periods ended January 31, 2006.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $60,937 though private placements of our common shares and $40,000 through shareholder loans. However, during fiscal 2007 we have seen poor performance in our sales and this is a matter of concern to management. As of January 31, 2007 we had cash on hand of $14,888. We project we must increase sales from current levels or we will need to raise additional funds.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended January 31, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: February 20, 2007