Form 10KSB
period 2007-04-30
Britton International Inc.
filed 2007-09-11
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007
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

The issuer earned revenues of $35,873 during fiscal year 2007.

The issuer’s shares are not yet listed for trading and therefore the issuer cannot state an aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days

The issuer had 7,460,209 shares of common stock issued and outstanding as of September 10, 2007.

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

The Diamond Jewelry Supply Chain Diamond > Rough > Diamond > Diamond > Jewelry > Jewelry > Jewelry Mining Diamond Cutting Wholesale Manufacturing Wholesale Retail Brokering

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

The Company owns property, other than real estate, which had a total undepreciated value as of April 30, 2007 of $2,746 and which are detailed in Note 1 of the annual financial statements included in this report.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended April 30, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares are not yet listed for trading on an exchange or stock market and therefore there is not a public market for its common equity. The Company has no senior securities outstanding.

Holders

As of April 30, 2007, the Company had 34 shareholders of its common shares.

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

Results of Operations for the Year Ended April 30, 2007

Sales

Sales decreased to $35,873 for the fiscal year ended April 30, 2007 (hereinafter referred to as “fiscal 2007”) compared with $122,600 for the fiscal year ended April 30, 2006 (hereinafter referred to as “fiscal 2005”). This represents an decrease of 71% and is we believe attributable to decreased consumer acceptance of our website. For the comparative three month periods, sales decreased to $1,136 in 2007 versus $70,068 in 2006. Although there are many factors which may affect our sales in the future, we believe sales during the upcoming fiscal year will increase as we implement an advertising plan and increase our marketing efforts related to showcasing our offerings of diamonds.

Cost of Goods Sold
Cost of Goods Sold (“COGS”) include the wholesale costs for jewelry which is re-sold via our website. GOGS were $32,138 during fiscal 2007 compared to $109,924 for fiscal 2006.The ratio of COGS to Sales remained approximately the same period over period. We anticipate the ratio of COGS to Sales will remain approximately the same in the future.

Gross Margin
Gross Margin is calculated by subtracting COGS from Sales. Gross Margin decreased from $12,676 in fiscal 2006 to $3,735 in fiscal 2007, this represents a decrease of 71%.

Our operating expenses are classified into seven categories:

-       Website expenses
-       Director & Officer fees
-       Professional fees
-       Advertising
-       Depreciation
-       Administrative expenses
-       Bad debt expense

Website Expenses
Website expenses include fees from Internet Service Providers for access to the Internet, fees from technical service providers for website maintenance and fees from merchant services such as PayPal which facilitate certain functions on our website. Website expenses increased from $972 during fiscal 2006 to $4,553 during fiscal 2007. This increase is explained by the impairment charge taken on website capital costs during 2007. Going forward we project Website expenses will decrease from the level in fiscal 2007.

Director & Officer Fees
Director & Officer Fees were nil and nil for fiscal 2007 and fiscal 2006 respectively. Director & Officer fees include the amount paid to our President and Director in fiscal 2004 for his services in establishing the Company. This amount totaled $500 in fiscal 2004 which was paid by way of an issuance of 5,000,000 common shares. We do not expect to incur future costs in this area until the Company becomes profitable.

Professional Fees
Professional fees were $61,329 in fiscal 2007 versus $44,820 in fiscal 2006. The increased cost in fiscal 2007 is attributable to fees for accounting, audit and legal professionals. We project these expenses will remain at current levels in the upcoming year.

Advertising
Advertising expenses are comprised of fees charged by Internet search engines such as Google for the direction of consumer traffic to the Company’s website. Advertising expenses were $50 during fiscal 2006 versus $nil during fiscal 2007.

Depreciation
As detailed in Note 1 of our audited Financial Statements, depreciation is recorded for amortization of our website and for photographic equipment used to create images for posting on the website. Depreciation is a non-cash expense which is calculated on a straight-line basis. An amortization period of 5 years is used for the photographic equipment. In accordance with US tax law, the first year depreciation expense for assets is recorded as one-half of the total for a normal year. Depreciation in fiscal 2007 was $2,451 versus $4,430 in fiscal 2006. We expect depreciation expense will decrease in the upcoming fiscal year.

Administrative Expenses
Administrative expenses were $6,072 in fiscal 2006 versus $6,780 in fiscal 2007. These expenses included Transfer Agent and Edgar Agent fees, costs for the day to day operation of the Company and costs for business trips.

Bad Debt Expense
Bad Debt Expense was $nil and $nil in fiscal 2006 and fiscal 2007. We do not expect to incur bad debt expenses in the upcoming fiscal year.

Net Loss
We incurred a net loss of $(72,633) for the year ended April 30, 2007 compared with a net loss of $(44,040) for the year ended April 30, 2006. The significant comparative change in our results relates primarily to increases in charges for Professional Fees.

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

The Company anticipates it will require additional cash infusions during the next 12 months and projects it will need to raise additional capital or obtain debt financing.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $60,937 though private placements of our common shares and $41,138 through shareholder loans. Subsequent to year end the Company also raised an additional $20,000 through a private placement.

However, during the 2007 fiscal year liquidity decreased due to significant expenditures made for Professional Fees. This is a matter of concern to management. Based on projected sales and our current monthly expenses, we expect to have a cash shortfall over the next 12 months. As of April 30, 2007 we had cash on hand of $7,280. Additionally, subsequent to year end the Company completed a private placement of common shares which raised aggregate gross proceeds of $20,000.

Capital Investment and Marketing Plans

During the next twelve months, we have no plans to invest in plant or equipment or research and development related to our products, and do not plan to hire any employees.

We do not expect cash-flow from operations will generate sufficient funds to cover our financial requirements and may need to raise additional funds through equity issuance or shareholder loans.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.     FINANCIAL STATEMENTS

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

FISCAL 2007

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements – fiscal years 2007 and 2006:

Balance Sheet	F-3

Statements of Operations	F-4

Statement of Stockholders’ (Deficit)	F-5

Statements of Cash Flows	F-6 to F-7

Notes to Financial Statements	F-8 to F-15

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Britton International Inc.

We have audited the accompanying balance sheet of Britton International Inc. (A Development  Stage Company) as of April 30, 2007 and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended April 30, 2007 and for the period from August 1, 2003 (date of inception) through April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of April 30, 2006 and for the cumulative period from August 1, 2003 to April 30, 2006 were audited by other auditors whose reports dated May 25, 2006 and July 21, 2005 expressed unqualified opinions on those statements. The financial statements for the period from August 1, 2003 to April 30, 2006 include total revenues and net loss of $Nil and $(57,402) since inception respectively.  Our opinion on the statements of stockholders’ (deficit), operations and cash flows for the period August 1, 2003 through April 30, 2007 insofar as it relates to amounts for prior periods through April 30, 2006 is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Britton International Inc (A Development Stage Company) as of April 30, 2007 and the results of its operations, stockholders’ (deficit), and its cash flows for the years ended April 30, 2007 and  for the cumulative  period from August 1, 2003 (date of inception) to April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 the Company has accumulated operating losses since its inception and has limited business operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

September 10, 2007

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheet

April 30, 2007

ASSETS

CURRENT ASSETS
Cash	$7,280
Prepaid expenses	558

Total current assets	7,838

OTHER ASSETS
Property and Equipment, net of accumulated depreciation of $11,881 as of April 30, 2007 and $9,430 as of April 30, 2006	2,746

Total assets	$10,584
=============

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$28,191
Shareholder loans from related party	40,050
Accrued interest payable	1,241

Total current liabilities	69,482

STOCKHOLDERS’ (DEFICIT)
Common shares, 100,000,000 shares with par value $0.0001 authorized, 7,380,209 issued and outstanding	738
Paid-in Capital	70,699
Accumulated deficit in the development stage	(129,997)
Accumulated other comprehensive income (loss)	(338)

Total stockholders’ (deficit)	(58,898)

Total liabilities and stockholders’ (deficit)	$10,584
=============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Operations

	Year ended April 30, 2007	Year ended April 30, 2006	August 1, 2003 (inception) to April 30, 2007

REVENUES:
Sales	$35,873	$122,600	$301,549

Cost of Goods Sold	32,138	109,924	271,104

GROSS MARGIN	3,735	12,676	30,445

EXPENSES:
Website expenses	$4,553	$972	$13,865
Directors & Officers fees	-	-	500
Professional fees	61,329	44,820	111,658
Advertising	-	50	3,944
Depreciation	2,450	4,430	11,881
Administrative expenses	6,781	6,072	15,642
Bad debt expense	-	-	1,020

Total expenses	75,113	56,344	158,510

Net (loss) from operations	(71,378)	(43,668)	(128,065)

Interest income	146	166	448
Interest expense	(1,363)	(594)	(2,380)

Net (loss)	$(72,595)	$(44,096)	$(129,997)
	============	============	============

Loss per common share	$(0.01)	$(0.01)	$(0.02)
	============	============	============

Weighted average shares outstanding	7,380,209	7,171,990	6,835,859

OTHER COMPREHENSIVE LOSS:
Net loss	$(72,595)	$(44,096)	$(129,997)
Foreign currency translation adjustment	(38)	56	(338)

Total other comprehensive (loss)	$(72,633)	$(44,040)	$(130,335)
	============	============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Stockholders’(Deficit)

					Deficit
				Accumulated	Accumulated
				Other	During the	Total
	Common	Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Capital	Income	Stage	(Deficit)

Common shares issued for services at $0.0001 on August 7, 2003	5,000,000	$500	$—	$—	$—	$500
Common shares issued for purchase of website at $0.01on November 12, 2003	1,000,000	$100	$9,900	$—	$—	$10,000
Common shares issued for cash at $0.02 during the period ended April 30, 2004	656,876	$66	$13,072	$—	$—	$13,138
Net loss for the period from August 1, 2003 (inception) to April 30, 2004	—	$—	$—	$—	$(4,737)	$(4,737)

Balance, April 30, 2004	6,656,876	$666	$22,972	$—	$(4,737)	$18,901
Common shares issued for cash at $0.02 during period ended April 30, 2005	390,000	$39	$7,761	$—	$—	$7,800
Net loss for year ended April 30, 2005	—	$—	$—	$(356)	$(8,569)	$(8,925)

Balance, April 30, 2005	7,046,876	$705	$30,733	$(356)	$(13,306)	$17,776
Common shares issued for cash at $0.12 on December 12, 2005	333,333	$33	$39,966	$—	$—	39,999
Net loss year ended April 30, 2006	—	$—	$—	$56	(44,096)	(44,040)

Balance, April 30, 2007	7,380,209	$738	$70,699	$(300)	$(57,402)	$13,735
Net loss year ended April 30, 2007	—	$—	$—	$(38)	(72,595)	(72,633)

Balance, April 30, 2007	7,380,209	$738	$70,699	$(338)	$(129,997)	$(58,898)
	=======	======	======	=========	========	========

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	Year ending April 30, 2007	Year ending April 30, 2006	August 1, 2003 (inception) to April 30, 2007

Cash flows from operating activities:
Net loss for the period	$(72,595)	$(44,096)	$(129,997)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating
Activities
Depreciation	2,451	4,431	11,881
Bad debt expense	-	-	1,020
Website impairment charge	3,523		3,523
Accrued interest on loans	1,210	31	1,241
Services paid by share issuance	-	-	500
Net change in operating assets
and liabilities
Prepaid expenses	5,375	(3,442)	(558)
Accounts receivable	23,275	(23,275)	(1,020)
Accounts payable and accrued liabilities	(4,118)	17,797	28,344

Net cash (used) in operating activities	(40,879)	(48,554)	(85,066)

Cash flows from investing activities:
Purchase of Property and Equipment	-	(8,150)	(8,150)

Net cash (used) in investing activities	-	(8,150)	(8,150)

Cash flows from financing activities:
Common stock issued for cash	-	39,999	60,937
Loans from shareholders	38,897	1,000	39,897

Net cash provided by financing activities	38,897	40,999	100,834

Effect of foreign currency translation	(38)	56	(338)

Net increase in cash	(2,020)	(15,649)	7,280_

Cash, beginning of period	9,300	24,949	—

Cash, end of period	$7,280	$9,300	$7,280
	============	============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	Year ending April 30, 2007	Year ending April 30, 2006	August 1, 2003 (inception) to April 30, 2007

Supplemental cash flow information:
Interest received	$146	$166	$448
	============	============	============

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for services	$—	$—	$500
	============	============	============
Common stock issued for purchase of website	$—	$—	$10,000
	============	============	============

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

The financial statements reflect the following significant accounting policies:

Organization and Description of Business

Britton International Inc. (“Britton”, “We”, or the “Company”) was incorporated in the State of Nevada on August 1, 2003.

We are an online retailer of jewelry, watches and jewelry related products. We have developed an online cost structure and a supply solution that eliminates traditional layers of diamond wholesalers and brokers.

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

Revenue is recognized when payment is received, or when we have made other payment arrangements with clients and management has a high degree of confidence that collectibility of the sale is assured. Shipping and handling costs are included in prices charged to customers and are reflected as part of income in reported revenues.

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

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Loss per Share

Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2006.  The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same.  Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

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

Development Stage Enterprise

Based upon the Company’s revenue generation and its business plan, it is a development stage enterprise as of the year ending April 30, 2007. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

Website Development Costs

The Company capitalized certain Website development costs totaling $10,000 in 2004 and $4,228 in 2005. The estimated useful life of these costs was re-evaluated during the year and on July 31, 2006 the Company took an impairment charge of $3,523 which represented the amount of a non-refunded installment payment on a website development contract which was cancelled. This charge is included within Website Expenses on the income statement. During 2006 and 2007, depreciation of the website totaled $4,039 and 1,667, respectively. Upon taking depreciation in QII-07, the website was fully depreciated. Capitalized Website development costs were included in Property and Equipment.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Property and equipment

As of April 30, Property and equipment consisted of the following:

Property and Equipment	2007	2006

Website	$14,228	$14,228
Less: impairment charge	(3,523)
Less: accumulated depreciation	(10,705)	(9,039)
Subtotal	-	5,189

Gem Camera	$3,450	$3,450
Less: accumulated depreciation	(1,035)	(345)
Subtotal	2,415	3,105

Digital Camera	$472	$472
Less: accumulated depreciation	(141)	(47)
Subtotal	331	425

Total property and equipment	$2,746	$8,719

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment.

All revenue reported is from external customers in the United States, Canada and various other countries.

Advertising is expensed as it is incurred.

It is the Company’s policy not to carry accounts receivable. However when accounts receivable do exist and are determined by management to be non-collectible, they are charged as an expense to income within a period of six months from the date when collection is deemed to be doubtful.

We did not have any off-balance sheet arrangements as of April 30, 2007 nor as of April 30, 2006.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 2– Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operation losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern.  The continuation of the Company is dependent upon the continuing financial support of investors and stockholders and upon obtaining the capital requirements of the Company.  It is the belief of management that marketing initiatives planned for the upcoming fiscal year will raise the Company’s profile on the Internet, improve operations and provide opportunities to expand the Company’s investor base. The Company intends to attempt to acquire additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2006 and 2007, none of which are expected to have any material effect on the financial statements of the Company.

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

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2004	$ (4,737)	2024	$ 711	$ (711)	$ —
2005	$ (8,925)	2025	$ 1,339	$ (1,339)	$ —
2006	$ (44,040)	2026	$ 6,606	$ (6,606)	$ —
2007	$ (72,633)	2027	$ 10,895	$ (10,895)	$ —
	$ (57,702)		$ 19,551	$ (19,551)	$ —

The total combined valuation allowance for the year as of April 30, 2007 is $(19,551) which increased by $(10,895) for the year ended April 30, 2007.

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

Note 6 – Account Payable Arrangement

The Company has negotiated a long-term credit arrangement with one of its primary suppliers. Terms of this arrangement extend vendor credit to the Company for up to eighteen months at a rate of 5% per annum. As of April 30, 2007, the accounts payable balance outstanding to Supplier One, including accrued interest, was $7,466.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 7 – Related Party Transactions and Supplier Concentration

The Company has purchased products for resale from a related party, Britton Jewellery Inc., which holds 13.6% of the Company’s common shares. Transactions with this related party comprised 94% and 11% of the Company’s total jewelry purchases in fiscal 2007 and fiscal 2006 respectively. At April 30, 2007, the Company had a credit of $596 with this related party.

At April 30, 2007, the Company had one related party shareholder loan outstanding of $41,291.41 which included $1,241.41 of accrued interest. This loan accrues interest at 5% per annum, is unsecured and has no fixed repayment date. During the year ended April 30, 2007, loans from shareholders, including accrued interest, increased by $40,260.10.

Note 8 – Subsequent Event

On July 20, 2007, the Company issued 80,000 shares of its common stock in a private offering at $0.25 per share for a total of $20,000.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the fiscal year ending April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

There is no information the Company would have been required to file on Form 8K during the fourth quarter of the fiscal year ended April 30, 2007.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Britton International Inc. as of April 30, 2007.

Name                                Age               Title                                       Term of

Jacek Oscilowicz                42                President, Chief                      1 Year
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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934 (the “Act”) to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. As of September 10, 2007 the Company has not registered under Section 12 of the Act and as such no reports on Forms 3, 4 or 5 have to date been filed.

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

ITEM 10.    EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our executive officer in our most recent fiscal year ended April 30, 2007 and since inception:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SAR’s ($) (1)	Securities Underlying Options/SAR’s (#)	LTIP Payouts ($) (2)	All Other Compensation ($)

Jacek Oscilowicz President & CEO	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jacek Oscilowicz President & CEO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jacek Oscilowicz President & CEO	Fiscal 2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jacek Oscilowicz President & CEO	Fiscal 2004	Nil	Nil	Nil	$500 (3)	Nil	Nil	Nil

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of September 10, 2007, certain information as to shares of our common stock owned by: each person known by us to beneficially own more than 5% of our outstanding common stock: our director and executive officer; and our affiliate Britton Jewellery Inc.

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Jacek Oscilowicz President & CEO	5,000,000 common shares	67.0%
Britton Jewellery Inc.(3)	1,000,000 common shares	13.4%

(1)   Based on 7,460,209 shares of common stock issued and outstanding as of September 10, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)   No person among this group has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

(3)   Britton Jewellery Inc. is 55% owned by Tony Loureiro.

Security Ownership of Management

The following table sets forth, as of September 10, 2007, certain information as to shares of our common stock owned by our management; and all of these parties as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Jacek Oscilowicz President & CEO	5,000,000 common shares	67.0

President & CEO as a Group	5,000,000 common shares	67.0%

(1)   Based on 7,460,209 shares of common stock issued and outstanding as of August 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)   No member of Management, which is comprised of our sole officer and director, has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years ended April 30, 2007, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 13.    EXHIBITS

EXHIBIT INDEX

Number            Exhibit Description

3.1*                 Articles of Incorporation

3.2*                 Certificate of Amendment of Articles of Incorporation

3.3*                 Bylaws

10.1*               Material Contract – Purchase and sale Agreement - Website

14.1**             Code of Ethics

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

**    Filed as an exhibit to our Form 10-KSB filed May 26, 2006 and incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Schumacher & Associates Inc. CPAs and Miller and McCollom, CPAs for the audit of the Corporation’s annual financial statements for the years ended April 30, 2007 and April 30, 2006 and fees billed for other services rendered by Schumacher & Associates Inc. and Miller and McCollom during those periods. All services reflected in the following fee table for 2007 and 2006 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

                                                                 Fiscal Year Ended
                                                 April 30, 2007              April 30, 2006
       Audit fees (1)                           $28,150                        $18,500
       Audit-related fees                           -                                   -
       Tax fees                                         -                                   -
       All other fees                                  -                                   -
            TOTAL FEES                   $28,150                        $18,500

(1)   Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

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

Dated: September 10, 2007