Form 10QSB
period 2007-07-31
Britton International Inc.
filed 2007-09-12
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

The issuer had 7,460,209 shares of common stock issued and outstanding as of September 11, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

INDEX TO FINANCIAL STATEMENTS

Quarter One – Fiscal 2008

Page
Financial Statements – for the three month periods ending July 31, 2007 and 2006:

Balance Sheet	F-2

Statement of Operations	F-3

Statement of Stockholders’ Equity	F-4

Statement of Cash Flows	F-5 to F-6

Notes to Financial Statements	F-7 to F-8

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheet

	July 31,2007 (unaudited)	April 30, 2007 (See Note 1)

ASSETS

CURRENT ASSETS
Cash	$10,318	$7,280
Prepaid expenses	-	558

Total current assets	10,318	7,838

OTHER ASSETS
Property and Equipment, net of accumulated depreciation of $12,077 at July 31, 2007 and $11,881 at April 30, 2007	2,549	2,746

Total assets	$12,867	$10,584
	=============	=============

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$15,558	$28,191
Accrued liabilities	4,000	-
Shareholder loans from related party (Note 4)	41,822	41,138
Accrued interest payable	190	153

Total current liabilities	61,570	69,482

COMMITMENTS AND CONTINGENCIES (Notes 2 & 4)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.0001 authorized, 7,460,209 and 7,380,209 shares issued and outstanding at July 31, 2007 and April 30, 2007, respectively	746	738
Paid-in Capital	90,691	70,699
Accumulated deficit in the development stage	(139,802)	(129,997)
Accumulated other comprehensive income (loss)	(338)	(338)

Total stockholders’ equity (deficit)	(48,703)	(58,898)

Total liabilities and stockholders’ equity	$12,867	$10,584
	=============	=============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Operations

		Three Months Ending July 31, 2007		Three Months Ending July 31, 2006	August 1, 2003 (inception) through July 31, 2007

REVENUES:
Sales		$485		$3,085	$302,034

Cost of Goods Sold		438		1,353	271,542

GROSS MARGIN		$47		$1,732	$30,492

EXPENSES:
Website expenses		$192		$3,962	$14,057
Directors & Officers fees		-		-	500
Professional fees		7,418		16,457	119,076
Advertising		-		-	3,944
Depreciation		196		1,029	12,077
Administrative expenses		1,530		1,486	17,172
Bad debt expense		-		-	1,020

Total expenses		$9,336		$22,934	$167,846

Net Income (loss) from operations		(9,289)		(21,202)	(137,354)

Interest income		44		26	492
Interest expense		(560)		(55)	(2,940)

Net Income (loss)		$(9,805)		$(21,231)	$(139,802)
		============		============	============

Loss per common share	$	Nil	$	Nil	$(0.02)

Weighted average shares outstanding		7,380,812		7,046,876	6,870,761

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (loss)		$(9,805)		$(21,231)	$(139,802)
Foreign currency translation adjustment		-		(12)	(338)

Total Other Comprehensive Income (Loss)		$(9,805)		$(21,243)	$(140,140)
		============		============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Stockholders’ Equity

					Deficit
				Accumulated	Accumulated
				Other	During the	Total
	Common	Common	Paid-in	Comprehensive	Development	Stockholders’
	Shares	Stock	Capital	Income	Stage	(Deficit)

Net loss for the period from August 1, 2003 (inception) through April 30, 2004	—	$—	$—	$—	$(4,737)	$(4,737)
Common shares issued for services at $0.0001 on August 7, 2003	5,000,000	$500	$—	$—	$—	$500
Common shares issued for purchase of website at $0.01 on November 12, 2003	1,000,000	$100	$9,900	$—	$—	$10,000
Common shares issued for cash at $0.02 during the Period ended April 30, 2004	656,876	$66	$13,072	$—	$—	$13,138

Balance, April 30, 2004	6,656,876	$666	$22,972	$—	$(4,737)	$18,901

Common shares issued for cash at $0.02 during the Period ended April 30, 2005	390,000	39	7,761	—	—	7,800
Net loss for year ended April 30, 2005				(356)	(8,569)	(8,925)

Balance, April 30, 2005	7,046,876	$705	$30,733	$(356)	$(13,306)	$17,776

Common shares issued for cash at $0.12 on December 12, 2005	333,333	$33	$39,966	$—	$—	39,999
Net loss for year ended April 30, 2006	—	—	—	56	(44,096)	(44,040)

Balance, April 30, 2006	7,380,209	$738	$70,699	$(300)	$(57,402)	$13,735

Net loss for year ended April 30, 2007	—	—	—	(38)	(72,595)	(72,633)

Balance, April 30, 2007	7,380,209	$738	$70,699	$(338)	$(129,997)	$(58,898)

Common shares issued for cash at $0.25 on July 20, 2007	80,000	$8	$19,992	$—	$—	20,000
Net loss for three months ended July 31, 2007	—	—	—	—	(9,805)	(9,805)

Balance, July 31, 2007	7,460,209	$746	$90,691	$(338)	$(139,802)	$(48,703)
	======	======	======	=========	========	========

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Cash Flows

	Three months ending July 31, 2007	Three months ending July 31, 2006	August 1, 2003 (inception) through July 31, 2007

Cash flows from operating activities:
Net loss for the period	$(9,805)	$(21,243)	$(139,802)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating
Activities
Depreciation	196	1,029	12,077
Bad debt expense	-	-	1,020
Website asset impairment charge	-	3,523	3,523
Accrued interest on loans	559	55	1,800
Services paid by share issuance	-	-	500
Net change in operating assets
and liabilities
Prepaid expenses	558	5,423	-
Accounts receivable	-	23,275	(1,020)
Account payable and accrued liabilities	(8,480)	(15,415)	19,761

Net cash (used) by operating activities	(16,972)	(3,353)	(102,141)

Cash flows from investing activities:
Purchase of Property and Equipment	-	-	(8,150)

Net cash (used) by investing activities	-	-	(8,150)

Cash flows from financing activities:
Common stock issued for cash	20,000	-	80,937
Loans by stockholders	10	-	40,010

Net cash provided by financing activities	20,010	-	120,947

Effect of foreign currency translation	-	(13)	(338)

Net increase in cash	3,038	(3,366)	10,318

Cash, beginning of period	7,280	9,300	—

Cash, end of period	$10,318	$5,934	$10,318
	============	============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	Three Months ending July 31, 2007	Three Months ending July 31, 2006	August 1, 2003 (inception) through July 31, 2007

Supplemental cash flow information:
Interest received	$44	$26	$492
	============	============	============

Supplemental schedule of non-cash investing and financing activities:
Common stock issued for services	$—	$—	$500
	============	============	============
Common stock issued for purchase of website	$—	$—	$10,000
	============	============	============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 1 – Management’s Statement

The financial statements included herein have been prepared by Britton International Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”) for reporting on interim statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the April 30, 2007 audited financial statements and the accompanying notes included in the Company’s Form 10-KSB filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for April 30, 2007 are based upon the audited financial statements of that date.

Note 2– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of new investors, existing stockholders and the Company’s suppliers. To address this issue, in July 2007 the Company completed a private placement sale of its common shares for aggregate proceeds of $20,000. Currently, the Company projects further shareholder loans will be forthcoming from its President to fund its business plan and it is possible the Company will also need to attempt to complete equity private placements in the future. However, there is no assurance that such debt and equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

Note 3 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2006 and 2007, none of which are expected to have any material effect on the financial statements of the Company.

Note 4 – Related Party Transactions

The Company has purchased products for resale from a related party, Britton Jewellery Inc., which holds 13.4% of the Company’s common shares. Transactions with this related party comprised 25% and 36% of the Company’s total jewelry purchases in during the three month periods ended July 31, 2007 and July 31, 2006 respectively. At July 31, 2007, the Company had a credit balance with the related party of $486.

As at July 31, 2007, the Company had one related party shareholder loan outstanding of $41,821.82 which included $1,761.82 of accrued interest. This loan accrues interest at 5% per annum, is unsecured and has no fixed repayment date. During the three month period ended July 31, 2007, loans from shareholders, including accrued interest, increased by $530.41.

Note 5 – Common Stock Issued

On July 20, 2007, the Company issued 80,000 shares of its common stock in a private offering at $0.25 per share for aggregate proceeds of $20,000. There were no warrants or finders fees issued or paid in conjunction with this financing.

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

Management and the board have recently undertaken a comprehensive review of the development of our business since inception. In general, we are not satisfied with the growth of sales and our market penetration for our products in North America. Since inception we have experienced negative cash flow from operations and, unless we diversify, expect to experience significant negative cash flow from operations for the foreseeable future. We presently do not have sufficient working capital to continue as a going concern and this is a major concern to management. To continue to operate, we plan to raise funds through shareholder loans from our president and expect to continue to generate gross margin from operation of our jewelry operations. Management also intends to devote time to identifying potential expansion opportunities and/or acquisitions with a view towards generating additional revenues for the Company.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Results of Operations for the Comparative Three Month Periods Ended July 31, 2007 and July 31, 2006

Sales
Sales decreased to $485 for the three month period ended July 31, 2007 compared with $3,085 for the three month period ended July 31, 2006. This represents a decrease of 84% and may be attributable to increased competition on the Internet for retail jewelry consumers.

Cost of Goods Sold
Cost of Goods Sold (“COGS”) include the wholesale costs for jewelry and diamonds which are re-sold via our website. GOGS were $438 respectively during the three month period ended July 31, 2007 compared with $1,353 for the three month period ended July 31, 2006. The negative change in the comparative ratio of COGS to Sales for the current three month period compared to the same period last year is a concern to management.

Gross Margin
Gross Margin is calculated by subtracting COGS from Sales. Gross Margin decreased from $1,732 the three month period ended July 31, 2006 to $47 for the three month period ended July 31, 2007. The three month decline represents a decrease of 97% and is a concern to management.

Our operating expenses are classified into seven categories:
-       Website expenses
-       Director & Officer fees
-       Professional fees
-       Advertising
-       Depreciation
-       Administrative expenses
-       Bad debt expense

Website Expenses
Website expenses normally include fees from Internet Service Providers for access to the Internet, fees from technical service providers for website maintenance and fees from merchant services such as PayPal which facilitate certain functions on our website. Website expenses were $192 during the three months ended July 31, 2007 compared with $3,962 during the three months ended July 31, 2006. The decrease in the current three month period is explained by a decreased level of sales. Going forward we project Website expenses may remain at the relative level experienced in the current three month period.

Director & Officer Fees
Director & Officer Fees were $nil for the three month period ended July 31, 2007 compared with $nil for the three months ended July 31, 2006. We do not expect to incur future costs for Director & Officer Fees.

Professional Fees
Professional fees were $7,418 in the three months ended July 31, 2007 versus $16,457 in the three months ended July 31, 2006. We project professional fees will remain at current levels.

Advertising
Advertising expenses are comprised of fees charged by Internet search engines such as Google for the direction of consumer traffic to the Company’s website. Advertising expenses were $nil and $nil respectively during the comparative three month periods ended July 31, 2007 and July 31, 2006.

Depreciation
As detailed in Note 1 of our audited Financial Statements for fiscal year ended April 30, 2007, depreciation is recorded for amortization of the purchase of our website and subsequent investments in development.

of the website and for the amortization of investments in photographic equipment used to create images for posting on the website. Depreciation is a non-cash expense which is calculated on a straight-line basis. An amortization period of three years is used for the website assets and a period of 5 years is used for the photographic equipment. In accordance with US tax law, the first year depreciation expense for assets is recorded as one-half of the total for a normal year. Depreciation in the comparative three month periods ended July 31, 2007 and July 31, 2006 was $196 and $1,029 respectively.

Administrative Expenses
Administrative expenses were $1,530 and $1,486 respectively for the comparative three month periods ended July 31, 2007 and July 31, 2006. We expect administrative fees to remain at current levels during the coming quarters.

Bad Debt Expense
Bad Debt Expense was $nil and $nil respectively in three month periods ended July 31, 2007 and July 31, 2006. We do not expect to incur bad debt expenses in upcoming quarters.

Net Loss
We incurred comparative net losses of $(9,805) and $(21,343) respectively for the three month periods ended July 31, 2007 and July 31, 2006.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $80,937 though private placements of our common shares and $40,010 through shareholder loans. However, during fiscal 2007 and the current quarter we have seen poor performance in our sales and this is a matter of concern to management. As of July 31, 2007 we had cash on hand of $10,318. We project we must raise additional funds from shareholder loans from our president in order to continue as a going concern.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2007, the Company issued 80,000 shares of its common stock in a private offering at $0.25 per share for aggregate proceeds of $20,000. There were no warrants or finders fees issued or paid in conjunction with this financing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended July 31, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: September 11, 2007