Form 10QSB
period 2007-10-31
Britton International Inc.
filed 2007-12-19
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File # 000-52861

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

The issuer had 70,806,270 shares of common stock issued and outstanding as of December 17, 2007.

Transitional Small Business Disclosure Format (Check One):   Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

INDEX TO FINANCIAL STATEMENTS

Quarter Two – Fiscal 2008

Page

Balance Sheet	F-1

Statements of Operations	F-2

Statement of Stockholders’ Equity	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 to F-8

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheet
(unaudited)

October 31,2007 (unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,724
Prepaid expenses	485

Total current assets	2,209

Total assets	$2,209
==============

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,080
Accrued liabilities	1,500
Shareholder loans from related party (Note 6)	52,903
Accrued interest payable	231

Total current liabilities	$65,714

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.0001 authorized, 70,806,270 and 70,806,270 shares issued and outstanding at October 31, 2007 and April 30, 2007, respectively (Note 5)	$236
Paid-in Capital (Note 5)	91,201
Accumulated deficit in the development stage (Note 3)	(154,942)
Accumulated other comprehensive income (loss)	-

Total stockholders’ equity (deficit)	$(63,505)

Total liabilities and stockholders’ equity	$2,209
==============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Operations
(unaudited)

		Development Stage October 3, 2007 through October 31, 2007

EXPENSES:
Professional fees		$4,054
Administrative expenses		10

Total expenses		$4,064

Net loss from operations		(4,064)

Interest income		1
Interest expense		(196)

Net loss from continuing operations		(4,259)

Net loss from discontinued operations (Note 3)		(20,348)

Net Loss		$(24,607)
		===============

Loss per common share, basic and diluted from discontinued operations:	$	Nil

Loss per common share basic and diluted from continuing operations:	$	Nil

Weighted average shares outstanding (Note 5)		70,806,270

OTHER COMPREHENSIVE INCOME (LOSS):
Net Loss		$(24,607)

Total Other Comprehensive Income (Loss)		$(24,607)

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Stockholders’ Equity
(unaudited)

							Deficit
						Accumulated	Accumulated
						Other	During the	Total
	Common		Common		Paid-in	Comprehensive	Development	Stockholders'
	Shares		Stock		Capital	Income	Stage	(Deficit)

Balance, July 31, 2007	7,460,209		$746		$90,691	$(338)	$(139,802)	$(48,703)
	=======		=======		=======	=========	=========	========

To give effect to stock cancellation October 1, 2007	(5,100,000)		(510)		510	-	-	-
To give effect to 30 for 1 forward stock split October 2, 2007	68,466,061		-		-	-	-	-

Period from August 1, 2007 through October 2, 2007	—	$		$		$338	$(10,881)	$(10,543)
Net loss during Development Stage ended October 31, 2007	—		$—		$—	$—	$(4,259)	$(4,259)

Balance, October 31, 2007	70,806,270		$236		$91,201	$—	$(154,942)	$(63,505)
	=======		=======		=======	=========	=========	========

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Cash Flows
(unaudited)

Development Stage October 3, 2007 through October 31, 2007

Cash flows from operating activities:
Net loss for the period	$(4,259)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on loans	183
Net change in operating assets and liabilities
Prepaid expenses	240
Account payable and accrued liabilities	4,681

Net cash provided by operating activities	845

Cash flows used by discontinued operating activities (Note 3)	(6,301)

Cash flows from financing activities:
Loans by stockholders	2,500

Net cash provided by financing activities	2,500

Net decrease in cash	(2,956)

Cash, beginning of period	4,680

Cash, end of period	$1,724
===============

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

Note 2– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses totaling $(154,410), a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During fiscal 2008, we addressed the going concern issue by raising cash of $20,000 through private placements of our common stock and have received shareholder loans totaling $10,510 from our CEO. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 3 – Discontinued Operations

Due to general economic conditions and other factors, the Company initiatives to create an online retail jewelry business were unsuccessful and on October 2, 2007 the operating assets of the Company were sold and its jewelry business was wound-up.

The components of discontinued operations are:

		Period from May 1, 2007 to October 2, 2007		August 1, 2003 through October 2, 2007

REVENUES:
Sales		$878		$302,427

Cost of Goods Sold		898		272,002

GROSS MARGIN		$(2)		$30,425

EXPENSES:
Website expenses		$266		$14,131
Directors & Officers fees		-		500
Professional fees		16,224		127,882
Advertising		-		3,944
Depreciation		196		12,077
Administrative expenses		2,728		18,370
Bad debt expense		-		1,020

Total expenses		$19,414		$177,924

Net Income (loss) from operations		(19,434)		(147,499)

Interest income		70		518
Interest expense		(984)		(3,364)

Net Income (loss)		$(20,348)		$(150,345)
		=============		=============

Loss per common share	$	Nil	$	Nil

Weighted average shares outstanding		70,806,270		70,806,270

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (loss)		$(20,348)		$(150,345)
Foreign currency translation adjustment		-		(338)

Total Other Comprehensive Income (Loss)		$(20,348)		$(150,683)

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 4 – Recent Accounting Pronouncements

Recent Account Pronouncements

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This standard permits fair value measurement of certain financial assets and liabilities in an effort to eliminate volatility of earnings created by current practice. Most of the Statement applies only to companies that elect fair value. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. This statement is effective for the first fiscal period beginning after November 15, 2007. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2006 and 2007, none of which are expected to have any material effect on the financial statements of the Company.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 5 – Common Shares

On October 1, 2007, the Board of Directors authorized the cancellation of 5,100,000 shares of its common stock which were submitted for cancellation by its CEO as to 4,550,000 shares and a related party as to 550,000 shares. This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $746 to 236, based on par value of $0.0001 times 5,100,000 common shares; and (ii) Paid In Capital was adjusted from $90,691 to $91,201.

On October 2, 2007, the Board of Directors authorized a 30 for 1 forward stock split which became effective November 15, 2007. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown.

Note 6 – Related Party Transactions

On October 2, 2007, the Company sold the assets it had used in its jewelry business to a related party, Britton Jewellery Inc., which holds 19.1% of the Company’s common shares. The wind-up sale of the assets of our jewelry operations resulted in a net loss of $(193.92) which is recorded in the data in Note 3.

As at October 31, 2007, the Company had one related party shareholder loan outstanding of $52,903 which included $183 of accrued interest. This loan accrues interest at 5% per annum, is uncollateralized and has no fixed repayment date. During the development stage period from October 3, 2007 to October 31, 2007, loans from shareholders, including accrued interest, increased by $2,683.

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

Discontinuation of Jewelry Business Operations

Due to general economic conditions and other factors, the Company initiatives to create an online retail jewelry business were unsuccessful and on October 2, 2007 the operating assets of the Company were sold and its jewelry business was wound-up.

When the Company sold its operating assets it became required under generally accepted accounting principles (“GAAP”) to reset the development stage period of the Company to a start date of October 3, 2007, the date following the dissolution of the jewelry business. The following discussion and analysis covers material changes in the financial condition of Britton International Inc. from October 3, 2007 to October 31, 2007 (the “Development Stage Period”) without the inclusion of its dissolved operations. Additionally, generally accepted accounting principles require that when a company dissolves operations that the financial results of those dissolved operations must be stripped out of the results of the remaining company. Consequently, the comparative financial results discussed here are not indicative of what will be the business operations of Britton International Inc. in the future, or those of the company which included the dissolved jewelry operations in the past. Information solely regarding the financial results of the dissolved operation can be found in Note 3 of the financial statements included in this report. The wind-up sale of the assets of our jewelry operations resulted in a net loss of $(193.92) which is recorded in the data in Note 3.

Overview

We are a start-up, development stage, company with a limited operating history and are currently classified as a shell company.

Management intends to devote time to identifying potential expansion opportunities and/or acquisitions with a view towards generating additional revenues for the Company.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Our year end is April 30th.

Results of Operations for the period from October 3, 2007 to October 31, 2007 (the “Development Stage Period”)

Our operating expenses are classified into two categories:
-       Professional fees
-       Administrative expenses

Professional Fees
Professional fees were $4,054 during the Development Stage Period and were composed of fees for auditor and accountant services. We cannot project whether professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $10 during the Development Stage Period. We cannot project whether administrative expenses will remain at current levels.

Net Loss
We incurred a net loss of $(4,259) for the Development Stage Period.

Material Events and Uncertainties

Our operating results cannot be predicted at this time. Our prospects should be evaluated in light of the risks inherent in a shell company.

There can be no assurance that we will successfully address such risks.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $80,937 though private placements of our common shares and $50,510 through shareholder loans. However, at present we have no operations and this is a matter of concern to management. As of October 31, 2007 we had cash on hand of $1,724.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter of our fiscal year ending October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended October 31, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a)  During the quarter, the Company filed a Current Report on Form 8-K on October 15, 2007 to report its stock split, the wind-up of its jewelry business, and other matters. This report was amended with a Current Report on Form 8-K/A on October 31, 2007.

(b)  During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number            Exhibit Description

3.1                    Articles of Incorporation*

3.2                    Certificate of Amendment of Articles of Incorporation*

3.3                    Bylaws*

10.1                  Asset Sale Agreement

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

Dated: December 17, 2007