Form 10QSB
period 2008-01-31
Britton International Inc.
filed 2008-02-27
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
_______________ to _______________

Commission File #: 000-1336747

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

The issuer had 70,806,270 shares of common stock issued and outstanding as of February 27, 2008.

Transitional Small Business Disclosure Format (Check One):  Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

INDEX TO FINANCIAL STATEMENTS

Quarter Three – Fiscal 2008

Page

Balance Sheet	F-1

Statements of Operations	F-2

Statement of Stockholders’ Equity	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 to F-7

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheet
(unaudited)

January 31, 2008 (unaudited)

ASSETS

CURRENT ASSETS
Cash	$722
Prepaid expenses	14

Total current assets	736

Total assets	$736
==============

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$11,806
Accrued liabilities	900
Shareholder loans from related party (Note 5)	57,631
Accrued interest payable	834

Total current liabilities	$71,171

COMMITMENTS AND CONTINGENCIES (Notes 2 and 5)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value of $0.0001 authorized, 70,806,270 shares issued and outstanding at January 31, 2008 (Note 4)	$236
Paid-in Capital (Note 4)	91,201
Accumulated deficit in the development stage	(161,872)
Accumulated other comprehensive income (loss)	-

Total stockholders’ equity (deficit)	$(70,435)

Total liabilities and stockholders’ equity	$736
==============

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Operations
(unaudited)

		Three Months ending January 31, 2008		Development Stage October 3, 2007 through January 31, 2008

EXPENSES:
Professional fees		$5,400		$9,454
Administrative expenses		1,079		1,089

Total expenses		$6,479		$10,543

Net loss from operations		(6,479)		(10,543)

Interest income		7		8
Interest expense		(651)		(847)

Net loss from continuing operations		(7,123)		(11,382)

Net loss from discontinued operations		-		(20,154)

Net Loss		$(7,123)		$(31,536)
		===============		===============

Loss per common share, basic and diluted from discontinued operations:	$	Nil	$	Nil

Loss per common share basic and diluted from continuing operations:	$	Nil	$	Nil

Weighted average shares outstanding (Note 4)		70,806,270		70,806,270

OTHER COMPREHENSIVE INCOME (LOSS):
Net Loss		$(7,123)		$(31,536)

Total Other Comprehensive Income (Loss)		$(7,123)		$(31,536)

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Stockholders’ Equity
(unaudited)

	Common Shares		Common Stock		Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' (Deficit)

Net loss for year ended April 30, 2007	—		—		—	(38)	(72,595)	(72,633)

Balance, April 30, 2007	7,380,209		$738		$70,699	$(338)	$(129,997)	$(58,898)
	========		=======		======	==========	=========	=========

Common shares issued for cash at $0.25 on July 20, 2007	80,000		$8		$19,992	$—	$—	20,000
Net loss for three months ended July 31, 2007	—		—		—	—	(9,805)	(9,805)

Balance, July 31, 2007	7,460,209		$746		$90,691	$(338)	$(139,802)	$(48,703)

To give effect to stock cancellation October 1, 2007	(5,100,000)		(510)		510	—	—	—

Net pre-split	2,360,209		—		—	—	—	—

To give effect to 30 for 1 forward stock split October 2, 2007	70,806,270		—		—	—	—	—

Period from August 1, 2007 through October 2, 2007	—	$		$		$338	$(10,688)	$(10,350)
Net loss during Period ended October 31, 2007	—		$—		$—	$—	$(4,259)	$(4,259)

Balance, October 31, 2007	70,806,270		$236		$91,201	$—	$(154,749)	$(63,312)

Net loss for three months ended January 31, 2008	—		$—		$—	$—	$(7,123)	$(7,123)

Balance, January 31, 2008	70,806,270		$236		$91,201	$—	$(161,872)	$(70,435)
	========		=======		======	==========	=========	=========

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Cash Flows
(unaudited)

	Three Months ending January 31, 2008	Development Stage October 3, 2007 through January 31, 2008

Cash flows from operating activities:
Net loss for the period	$(7,123)	$(11,382)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest on loans	651	847
Net change in operating assets and liabilities
Prepaid expenses	471	711
Account payable and accrued liabilities	49	4,962

Net cash provided by operating activities	$(5,952)	$(4,862)

Cash flows used by discontinued operating activities	-	(6,546)

Cash flows from financing activities:
Loans by stockholders	4,950	7,450

Net cash provided by financing activities	$4,950	$7,450

Net decrease in cash	(1,002)	(3,958)

Cash, beginning of period	1,724	4,680

Cash, end of period	$722	$722
	===============	===============

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

Note 2– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses totaling $(161,872), a deficit in working capital and stockholders equity and has had limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on many factors, many of which have a high degree of uncertainty.

During fiscal 2008, we addressed the going concern issue by raising cash of $20,000 through private placements of our common stock and have received shareholder loans totaling $15,460 from our CEO. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 3 – Recent Accounting Pronouncements

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

Various additional accounting pronouncements have been issued during 2006 to 2008, none of which are expected to have any material effect on the financial statements of the Company.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 4 – Common Shares

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

Note 5 – Related Party Transactions

As at January 31, 2008, the Company had one related party shareholder loan outstanding of $58,465 which included $834 of accrued interest. This loan accrues interest at 5% per annum, is uncollateralized and has no fixed repayment date. During the development stage period from October 3, 2007 to January 31, 2008, loans from shareholders, including accrued interest, increased by $8,284.

Note 6 – Subsequent Event

On February 14, 2008, a related party, Britton Jewellery Inc., sold its 19.1% holding of the Company’s common shares in a private transaction to Mr. Jacek Oscilowicz.

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

When the Company sold its operating assets it became required under generally accepted accounting principles (“GAAP”) to reset the development stage period of the Company to a start date of October 3, 2007, the date following the dissolution of the jewelry business. The following discussion and analysis covers material changes in the financial condition of Britton International Inc. from October 3, 2007 to January 31, 2008 (the “Development Stage Period”) without the inclusion of its dissolved operations. Additionally, generally accepted accounting principles require that when a company dissolves operations that the financial results of those dissolved operations must be stripped out of the results of the remaining company. Consequently, the comparative financial results discussed here are not indicative of what will be the business operations of Britton International Inc. in the future, or those of the company which included the dissolved jewelry operations in the past.

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

Business Development

The Company is continuing negotiations with Calico Entertainment Group Inc.

Results of Operations for the three months ending January 31, 2008 and the period from October 3, 2007 to January 31, 2008

Professional Fees
Professional fees were $5,400 for the three months ending January 31, 2008 compared with $9,454 for the period from October 3, 2007 (inception) to January 31, 2008 (the “Development Stage Period”) and were composed of fees for auditor and accountant services. We cannot project whether professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $1,079 for the three months ending January 31, 2008 compared with $1,089 during the Development Stage Period. We cannot project whether administrative expenses will remain at current levels.

Net Loss
We incurred net operating losses of $(7,123) for the three months ending January 31, 2008 and $(161,872) since incorporation.

Material Events and Uncertainties

Our operating results cannot be predicted at this time. Our prospects should be evaluated in light of the risks inherent in a shell company.

There can be no assurance that we will successfully address such risks.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $91,437 though private placements of our common shares and $55,460 through shareholder loans. However, at present we have no operations and this is a matter of concern to management. As of January 31, 2008 we had cash on hand of $722.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter of our fiscal year ending January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended January 31, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: February 27, 2008