Form 10KSB
period 2008-04-30
Britton International Inc.
filed 2008-08-13
CIK 1336747

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
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

Title of class:
Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

The issuer earned revenues of $878 during fiscal year 2008.

There is no bid or offer for the issuer’s shares and therefore the issuer cannot state an aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The issuer had 71,012,847 shares of common stock issued and outstanding as of August 13, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ii

	TABLE OF CONTENTS
		Page
PART I

Item 1.	Description of Business	1
Item 2.	Description of Property	2
Item 3.	Legal Proceedings	2
Item 4.	Submission of Matters to a Vote of Security Holders	3

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	3
Item 6.	Management’s Discussion and Analysis	4
Item 7.	Financial Statements	7 (F-1 to F-13)
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	20
Item 8A.	Controls and Procedures	21
Item 8B.	Other Information	20

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	22
Item 10.	Executive Compensation	23
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 12.	Certain Relationships and Related Transactions	25
Item 13.	Exhibits	26
Item 14.	Principal Accountant Fees and Services	26

	Signatures	27

iii

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings nor has the Company been involved in any reclassification, consolidation, or merger arrangements.

BUSINESS OF ISSUER

We were established as an online retailer of jewelry, watches and jewelry related products. Our jewelry business was discontinued on October 2, 2007 and we are currently researching other business opportunities. Our audited financial statements included in this Report are presented to reflect the discontinuation of the Company’s jewelry operation and concurrently reset the Development Stage inception date of the Company as October 3, 2007.

We currently employ one person, namely our President, who is responsible for all our business activities.

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

The Company does not presently own property of any kind.

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

During the year ended April 30, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares are listed on the NASD OTC-BB and have not yet traded. The Company has no senior securities outstanding.

Holders

As of April 30, 2008, the Company had 36 shareholders of its common shares.

Dividends

There are no restrictions that would limit the Company from paying dividends. The Company paid no dividends during the periods presented and has no intention of paying dividends in the foreseeable future.

Sales of Unregistered Securities

On July 20, 2007, the Company issued 80,000 shares of its common stock in a private offering at $0.25 per share for aggregate proceeds of $20,000.

Subsequent to year end, on May 28, 2008 the Company issued 206,577 shares of its common stock in a private offering at $0.10 per share for aggregate proceeds of $20,658.

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

Overview and recent developments

We are a development stage company with a limited operating history. We were established as an online retailer of jewelry, watches and jewelry related products. Due to general economic conditions and other factors, the Company initiatives to create an online retail jewelry business were unsuccessful and on October 3, 2007 the operating assets of the Company were sold and its jewelry business was discontinued and we are currently researching other business opportunities.

On May 13, 2008 we entered into a letter of intent with Calico Entertainment Group, Inc. (“Calico’), a privately-held company with corporate headquarters located in Reno, Nevada and its principal business operations in Santa Monica, California. The letter of intent outlines a business combination whereby Britton would acquire all of the issued and outstanding stock of Calico and upon completion of the transaction shareholders of Calico would own approximately 5% of the issued and outstanding stock of Britton. Calico is a “Hollywood” based, media/feature film/television finance and production company formed for the purpose of creating and distributing entertainment products. During June 2008, the Company completed its due diligence and is currently negotiating a definitive agreement with Calico.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and we have expensed all development expenses related to the establishment of the company. When the Company discontinued its jewelry business it became required under GAAP to reset the Development Stage period of the Company to a start date of October 3, 2007, the termination date of the discontinued jewelry operation. GAAP also required that that the financial results of the discontinued jewelry business be stripped out of the results of the remaining corporate entity. Consequently, the comparative financial results discussed here are not indicative of what will be the business operations of Britton International Inc. in the future, nor those of the predecessor enterprise which included the jewelry operation. Information solely regarding the financial results of jewelry operation can be found in Note 4 of the financial statements included in this report.

The following discussion and analysis covers material changes in the financial condition of Britton International Inc. from October 3, 2007 to April 30, 2008 without the inclusion of the terminated jewelry operation or comparatives based on prior period data.

Results of Operations for the Year Ended April 30, 2008

Our operating expenses are classified into two categories:
-       Professional and consultant fees
-       Administrative expenses

Professional and consultant fees
Professional and consultant fees were $29,134 in fiscal 2008 and included expenses for accounting, audit and legal professionals. We project these expenses will remain at current levels in the upcoming year.

Administrative Expenses
Administrative expenses were $1,886 in fiscal 2008 and were composed of Transfer Agent and Edgar Agent fees, costs for the day to day operation of the Company and costs for business trips.

Net Loss
We incurred a net loss of $(53,105) for the year ended April 30, 2008.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $91,437 though private placements of our common shares and $65,905 through shareholder loans. Subsequent to year end the Company raised an additional $20,658 through a private placement.

However during the 2008 fiscal year liquidity decreased substantially and is a matter of concern to management. Based on projected expenses we expect to have a cash shortfall over the next 12 months. As of April 30, 2008 we had cash on hand of $910 and prepaid expenses of $596. Additionally, subsequent to year end the Company completed a private placement of common shares which raised aggregate gross proceeds of $20,658.

Capital Investment and Marketing Plans

During the next twelve months, we have no plans to invest in plant or equipment or research and development related to our products, and do not plan to hire any employees.

We do not expect cash-flow from operations will generate sufficient funds to cover our financial requirements and may need to raise additional funds through equity issuance or shareholder loans

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.	FINANCIAL STATEMENTS

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

FISCAL 2008

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements – fiscal year 2008:

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Stockholders’ (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-13

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Britton International Inc.

We have audited the accompanying balance sheet of Britton International Inc. (A Development Stage Company) as of April 30, 2008and April 30, 2007and the related statements of operations, stockholders’ (deficit), and cash flows for the year ended April 30, 2008 and for the period from October 3, 2007 (date of inception) through April 30, 2007 and for the cumulative period October 3, 2007(date of inception) to April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Britton International Inc (A Development Stage Company) as of April 30, 2008 and April 30, 2007 and the results of its operations, stockholders’ (deficit), and its cash flows for the year ended April 30, 2008 and for the period from October 3, 2007 (date of inception) through April 30, 2007 and  for the cumulative  period from October 3, 2007 (date of inception)  to April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211
July 31, 2008

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Balance Sheet

	April 30, 2008	April 30, 2007
ASSETS

CURRENT ASSETS
Cash	$910	$7,280
Prepaid expenses	596	558
Total current assets	1,506	7,838

OTHER ASSETS
Property and Equipment, net of accumulated depreciation of $11,881 as of April 30, 2007	$-	$2,746
Total assets	$1,506	$10,584

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$17,266	$28,191
Shareholder loans from related party (Note 7)	64,302	40,050
Accrued liabilities	10,000	-
Accrued interest payable (Note 7)	1,603	1,241
Total current liabilities	93,171	69,482

STOCKHOLDERS’ (DEFICIT)
Common shares, 100,000,000 shares with par value $0.0001 authorized, 70,806,270 issued and outstanding (Note 6)	236	738
Paid-in Capital (Note 6)	91,201	70,699
Accumulated deficit in the development stage	(183,102)	(129,997)
Accumulated other comprehensive income (loss)	-	(338)
Total stockholders’ (deficit)	(91,665)	(58,898)

Total liabilities and stockholders’ (deficit)	$1,506	$10,584

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Operations

	Year ended April 30, 2008	Year ended April 30, 2007	October 3, 2007 (development stage re-set) to April 30, 2008

REVENUES:
Sales	$-	$35,873	$-

Cost of Goods Sold	-	32,138	-
GROSS MARGIN	$-	$3,735	$-

EXPENSES:
Website expenses	$-	$4,553	$-
Professional and consultant fees	29,134	61,329	29,134
Depreciation		2,450	-
Administrative expenses	1,886	6,781	1,886
Total expenses	$31,020	$75,113	$31,020

Net (loss) from continuing operations	(31,020)	(71,378)	(31,020)

Interest income – continuing operations	10	146	10
Interest expense – continuing operations	(1,603)	(1,363)	(1,603)

Net (loss) from discontinued operations (Note 4)	(20,492)	-	(20,492)

Net (loss)	$(53,105)	(72,595)	$(53,105)

Loss per common share – continuing operations	$ Nil	Nil	$ Nil
Loss per common share – discontinued operations	Nil	-	Nil

Weighted average shares outstanding	70,806,270	70,806,270	70,806,270

OTHER COMPREHENSIVE LOSS:
Net (loss)	$(53,105)	$(72,595)	$(53,105)
Foreign currency translation adjustment	-	(38)	-
Total other comprehensive (loss)	$(53,105)	$(72,633)	$(53,105)

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statement of Stockholders’ (Deficit)

	Common Shares	Common Stock		Paid-in Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficit)

Balance, April 30, 2006	221,406,270		738		70,699	(300)	(57,402)	—	13,735

Net loss year ended April 30, 2007	—		—		—	(38)	(72,595)	—	(72,633)
Balance, April 30, 2007	221,406,270		$738		$70,699	$(338)	$(129,997)	-	$(58,898)

Common shares issued for cash at $0.25 on July 20, 2007 (Note 6)	2,400,000		$8		$19,992	$—	$—	—	20,000

To give effect to stock cancellation October 1, 2007 (Note 6)	(153,000,000)		(510)		510	—	—	—	—

Net loss during Period from May 1, 2007 to October 2, 2007	—	$		$		$338	$(20,492)	—	$(20,154)
Net loss during Period from October 3, 2007 to April 30, 2008	—		$—		$—	$—		$(32,613	$(32,613)
Balance, April 30, 2008	70,806,270		$236		$91,201	$—	$(150,489)	(32,613)	$(91,665)

The accompanying notes to financial statements are an integral part of this statement

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Statements of Cash Flows

	Year ending April 30, 2008	Year ending April 30, 2007	October 3, 2007 (development stage re-set) to April 30, 2008
Cash flows from operating activities:
Net loss for the period	$(53,105)	$(72,595)	$(51,368)
Reconciling adjustments:
Adjustments to reconcile net loss to cash used in Operating activities:
Depreciation	-	2,451	-
Website impairment charge	-	3,523	-
Accrued interest on loans	1,603	1,210	1,603
Net change in operating assets and liabilities:
Prepaid expenses	129	5,375	129
Accounts receivable	(2,356)	23,275	(2,356)
Accounts payable and accrued liabilities	20,388	(4,118)	18,651
Net cash (used) in operating activities	(33,341)	(40,879)	(33,341)

Cash flows (used) by discontinued operating activities	(6,857)	-	(6,857)

Cash flows from financing activities:
Common stock issued for cash	20,000	-	20,000
Loans from shareholders	16,428	38,897	16,428
Net cash provided by financing activities	36,428	38,897	36,428

Effect of foreign currency translation	-	(38)	-

Net decrease in cash	(3,770)	(2,020)	(3,770)

Cash, beginning of period	4,680	9,300	4,680

Cash, end of period	$910	$7,280	$910

Supplemental Statement of Cash Flows

	Year ending April 30, 2008	Year ending April 30, 2007	October 3, 2007 (development stage re-set) to April 30, 2008
Supplemental cash flow information:
Interest received	$10	$146	$10

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

The financial statements reflect the following significant accounting policies:

Organization and Description of Business

Britton International Inc. (“Britton”, “We”, or the “Company”) was incorporated in the State of Nevada on August 1, 2003. We were established as an online retailer of jewelry, watches and jewelry related products. Our jewelry business was discontinued on October 2, 2007 and we are currently researching other business opportunities. These audited financial statements are presented to reflect the discontinuation of the Company’s jewelry operation and concurrently reset the Development Stage inception date of the Company as October 3, 2007.

Our fiscal year end is April 30th.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". Under SAB 101, product or service revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

Revenue is recognized when payment is received, or when we have made other payment arrangements with clients and management has a high degree of confidence that collectability of the sale is assured. Shipping and handling costs are included in prices charged to customers and are reflected as part of income in reported revenues.

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

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Loss per Share

Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at balance sheet date. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

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

Development Stage Enterprise

Based upon the Company’s revenue generation and its business plan, it is a development stage enterprise as of the year ending April 30, 2008. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. When the Company discontinued its jewelry business it became required under GAAP to reset the Development Stage period of the Company to a start date of October 3, 2007, the termination date of the discontinued jewelry operation.

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

We did not have any off-balance sheet arrangements as of April 30, 2008.

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operation losses since its inception and currently has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent on further financial support of investors and management. Once the Company has established a new business unit, the Company intends to attempt to acquire additional operating capital through equity offerings to the public to fund its business plan but there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

Note 3 – Recent Accounting Pronouncements

In May 2008, FASB issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

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

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 4 – Discontinued Operations

Due to general economic conditions and other factors, the Company initiatives to create an online retail jewelry business were unsuccessful and on October 2, 2007 the operating assets of the Company were sold and its jewelry business was discontinued.

The components of discontinued operations are:

	Period from May 1, 2007 to October 2, 2007		May 1, 2006 to April 30, 2007		August 1, 2003 through October 2, 2007
REVENUES:
Sales		$878		$35,873		$302,427
Cost of Goods Sold		(704)		32,138		(271,808)
GROSS MARGIN		174		$3,735		$30,619

EXPENSES:
Website expenses		$266		$4,553		$14,131
Directors & Officers fees		-		-		500
Professional fees		16,224		61,329		127,882
Advertising		-		-		3,944
Depreciation		196		2,450		12,077
Administrative expenses		2,728		6,781		18,370
Bad debt expense		-		-		1,020
Total expenses		$19,414		$75,113		$177,924

Net Income (loss) from operations		(19,240)		(71,378)		(147,305)
Interest income		70		146		518
Interest expense		(984)		(1,363)		(3,364)
Adjustment to recognize prior years’ foreign currency translation losses		(338)				(338)
Net Income (loss)		$(20,492)		$(72,595)		$(150,489)

Loss per common share	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding		70,806,270		70,806,270		70,806,270

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (loss)		$(20,492)		$(72,595)		$(150,489)
Foreign currency translation adjustment		338		(38)		338
Total Other Comprehensive Income (Loss)		$(20,154)		$(72,633)		$(150,151)

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

Note 5 – Income Taxes

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2004	$(4,737)	2024	$711	$(711)	$—
2005	$(8,925)	2025	$1,339	$(1,339)	$—
2006	$(44,040)	2026	$6,606	$(6,606)	$—
2007	$(72,633)	2027	$10,895	$(10,895)	$—
2008	$(53,105)	2028	$7,966	$(7,966)	$—
	$(183,102)		$27,517	$(27,517)	$—

The total combined valuation allowance for the year as of April 30, 2008 is $(27,517) which increased by $(7,966) for the year ended April 30, 2008.

Note 6 – Common Stock Issued

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

BRITTON INTERNATIONAL INC.
(a Development Stage Company)

Notes to Financial Statements

On December 15, 2005, the Company issued 333,333 shares of its common stock in a private offering at $0.12 per share for aggregate proceeds of $40,000.

On July 20, 2007, the Company issued 80,000 shares of its common stock in a private offering at $0.25 per share for aggregate proceeds of $20,000.

On October 1, 2007, the Board of Directors authorized the cancellation of 5,100,000 shares of its common stock which were submitted for cancellation by its CEO as to 4,550,000 shares and a related party as to 550,000 shares. This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $746 to $236, based on par value of $0.0001 times 5,100,000 common shares; and (ii) Paid In Capital was adjusted from $90,691 to $91,201.

On October 2, 2007, the Board of Directors authorized a 30 for 1 forward stock split which became effective November 15, 2007. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown.

Subsequent to year end, on May 28, 2008 the Company issued 206,577 shares of its common stock in a private offering at $0.10 per share for aggregate proceeds of $20,658.

Note 7 – Related Party Transactions

At April 30, 2008, the Company had one related party shareholder loan outstanding of $65,905 which included $1,603 of accrued interest. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. During the year ended April 30, 2008, loans from shareholders, including accrued interest, increased by $18,031.

Note 8 – Subsequent Event

Subsequent to year end, on May 13, 2008, the Company entered into a letter of intent with CaliCo Entertainment Group, Inc. (“Calico’), a privately-held company with its corporate headquarters located in Reno, Nevada and its principal business operations in Santa Monica, California. The letter of intent outlines a business combination whereby Britton would acquire all of the issued and outstanding stock of Calico in exchange for 3,450,000 newly issued shares of Britton. Upon completion of the transaction, the shareholders of Calico would own approximately 5% of the issued and outstanding stock of Britton. The transaction is subject to Britton and the shareholders of Calico entering into a definitive agreement.

Subsequent to year end, on May 28, 2008 the Company issued 206,577 shares of its common stock in a private offering at $0.10 per share for aggregate proceeds of $20,658.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of April 30, 2008, our internal control over financial reporting was not effective  due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies:

(1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.

(2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b) Changes in Internal Control over Financial Reporting.

During 2008, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

There is no information the Company would have been required to file on Form 8K during the fourth quarter of the fiscal year ended April 30, 2008.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Britton International Inc. as of April 30, 2008.

Name	Age	Title	Term of

Jacek Oscilowicz	43	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chair of the Board, Treasurer, and Secretary	1 Year

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934 (the “Act”) to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. As of August 13, 2008 the Company has not registered under Section 12 of the Act and as such no reports on Forms 3, 4 or 5 have to date been filed.

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

Executive Compensation

The following table sets forth the salaries and director fees we paid to our executive officer in our most recent fiscal year ended April 30, 2008 and since inception:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SAR’s ($) (1)	Securities Underlying Options/SAR’s (#)	LTIP Payouts ($) (2)	All Other Compensation ($)

Jacek Oscilowicz President & CEO	Fiscal 2005 to Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Jacek Oscilowicz President & CEO	Fiscal 2004	Nil	Nil	Nil	$500 (3)	Nil	Nil	Nil

(1)	SAR’s are “Stock Appreciation Rights”
(2)	LTIP’s are “Long-Term Incentive Plans”
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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of August 13, 2008, certain information as to shares of our commonstock owned by each person known by us to beneficially own more than 5% of our outstanding common stock:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Jacek Oscilowicz President & CEO	27,000,000 common shares	38.0%

(1)
Based on 71,012,847 shares of common stock issued and outstanding as of August 13, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	No person among this group has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

Security Ownership of Management

The following table sets forth, as of August 13, 2008, certain information as to shares of our  common stock owned by: our management; and all of these parties as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Jacek Oscilowicz President & CEO	27,000,000 common shares	38.0%

President & CEO as a Group	27,000,000 common shares	38.0%

(1)
Based on 71,012,847 shares of common stock issued and outstanding as of August 13, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)
No member of Management, which is comprised of our sole officer and director, has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years ended April 30, 2008, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

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

* Filed as an exhibit to our registration statement on Form SB-2 filed January 27, 2006 and incorporated herein by this reference

** Filed as an exhibit to Form 10-KSB filed May 26, 2006 and incorporated herein by this reference

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Schumacher & Associates Inc. CPAs for the audit of the Corporation’s annual financial statements for the years ended April 30, 2008 and April 30, 2007 and fees billed for other services rendered by Schumacher & Associates Inc. during those periods. All services reflected in the following fee table for 2008 and 2007 were pre-approved, respectively, in accordance with the policy of the Board of Directors:

	Fiscal Year Ended
	April 30, 2008	April 30, 2007
Audit fees (1)	$15,400	$28,150
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL FEES	$15,400	$28,150

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC

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

Dated: August 13, 2008