Form 10-Q
period 2008-07-31
Britton International Inc.
filed 2008-09-22
CIK 1336747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-52861


                           BRITTON INTERNATIONAL INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEVADA                                               47-0926554
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   401 WILSHIRE BOULEVARD, SUITE 1065
            SANTA MONICA, CA                                            90401
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                    Issuer's telephone number: (877) 355-1388


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At July 31, 2008, there were outstanding 71,012,847 shares of the Registrant's Common Stock, $.0001 par value. As of the date hereof, there are outstanding 74,462,847 shares of the Registrant's Common Stock, $0001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 Yes [ ] No [ ]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           BRITTON INTERNATIONAL INC.


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                             Quarter One Fiscal 2009


                                                                            Page

Condensed Consolidated Financial Statements - Quarter One Fiscal 2009:

     Condensed Consolidated Balance Sheets (unaudited)                       F-1

     Condensed Consolidated Statements of Operations (unaudited)             F-2

     Condensed Consolidated Statements of Cash Flows (unaudited)             F-3

     Notes to Financial Statements                                           F-4


                           BRITTON INTERNATIONAL INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  July 31, 2008
                                                                   (unaudited)        April 30, 2008
                                                                  _____________       ______________
                                        ASSETS
CURRENT ASSETS
   Cash                                                            $    1,624           $       910
   Prepaid expenses                                                       663                   596
                                                                   __________           ___________
       Total current assets                                             2,287                 1,506

   Fixed assets, net                                                   10,487                     -
   Goodwill                                                           164,884                     -
   Intangible assets                                                   25,000                     -
                                                                   __________           ___________
         Total Assets                                              $  202,658           $     1,506
                                                                   ==========           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $    9,510           $    17,266
   Shareholder loans from related parties                             117,482                64,302
   Accrued liabilities                                                    290                10,000
   Accrued interest payable                                               831                 1,603
                                                                   __________           ___________
       Total current liabilities                                      128,113                93,171

STOCKHOLDERS' EQUITY (DEFICIT)
Common shares, 100,000,000 shares with par value
   $0.0001 authorized, 74,462,847 and 70,806,270
   issued and outstanding as of July 31, 2008 and
   April 30, 2008, respectively.                                          788                   236
Paid-in Capital                                                       276,908                91,201
Retained deficit                                                     (203,151)             (183,102)
                                                                   __________           ___________
       Total stockholders' equity (deficit)                            75,545               (91,665)
                                                                   __________           ___________
       Total liabilities and stockholders' equity (deficit)        $  202,658           $     1,506
                                                                   ==========           ===========


The accompanying notes to condensed consolidated financial statements are an integral part of this statement



                           BRITTON INTERNATIONAL INC.


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three Months        Three Months
                                                        ended               ended
                                                    July 31, 2008       July 31, 2007
                                                    _____________       _____________

Revenue                                              $         -         $       485

Cost of sales                                                  -                 438
                                                     ___________         ___________

    Gross profit                                               -                  47

EXPENSES:
   Administrative expenses                                19,197               9,336
                                                     ___________         ___________
     Total expenses                                       19,197               9,336

Net (loss) from operations                               (19,197)             (9,289)

Non-operating income (expense)

Interest income                                                2                  44
Interest expense                                            (831)               (560)
Other income (expense) net                                   (22)                  -
                                                     ___________         ___________

       Total non-operating income (expenses)                (851)               (516)

Loss before provision for income tax                     (20,048)             (9,805)

Provision for income tax                                       -                   -
                                                     ___________         ___________

Net loss                                             $   (20,048)        $    (9,805)

Net loss per share:
       Basic and diluted                             $   (0.0003)        $       Nil
                                                     ___________         ___________

Weighted average number of shares outstanding         70,952,221           7,380,812
                                                     ___________         ___________


The accompanying notes to condensed consolidated financial statements are an integral part of this statement



                           BRITTON INTERNATIONAL INC.


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Three Months        Three Months
                                                                 ended               ended
                                                             July 31, 2008       July 31, 2007
                                                             _____________       _____________

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss for the period                                   $ (20,048)          $  (9,805)
     Reconciling adjustments:
        Adjustments to reconcile net loss to cash used
           in Operating activities:
              Depreciation                                             -                 196
              Accrued interest on loans                                -                 559
     Net change in operating assets and liabilities:
       Prepaid expenses                                              (68)                558
       Accounts receivable                                             -                   -
       Accounts payable and accrued liabilities                  (18,238)             (8,480)

                                                               _________           _________
       Total Adjustments                                         (18,306)             (7,167)

NET CASH USED IN OPERATING ACTIVITIES                            (38,354)            (16,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash acquired during acquisition                              (432)
      Purchase of fixed assets                                   (10,487)                  -
      Purchase of intangible                                      (5,000)                  -
                                                               _________           _________

NET CASH USED IN INVESTING ACTIVITIES                            (15,919)                  -

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                       20,659              20,000
     Loans from shareholders                                      34,328                  10
                                                               _________           _________

NET CASH PROVIDED BY FINANCING ACTIVITIES                         54,987              20,010

Net increase (decrease) in cash and cash equivalents                 714               3,038

Cash and cash equivalents, beginning balance                         910               7,280
                                                               _________           _________

Cash and cash equivalents, ending balance                      $   1,624           $  10,318
                                                               =========           =========
Non cash transactions:
     Issuance of stock for acquisition of subsidiary           $ 165,600           $       -
                                                               _________           _________


The accompanying notes to financial statements are an integral part of this statement


                           BRITTON INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding Britton International Inc.'s financial statements. The financial statements and notes are representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

ORGANIZATION AND DESCRIPTION OF BUSINESS

Britton International Inc. ("Britton", "We", or the "Company") was incorporated in the State of Nevada on August 1, 2003. We were established as an online retailer of jewelry, watches and jewelry related products. Our jewelry business was discontinued on October 2, 2007.

On September 5, 2008, the Company acquired all of the issued and outstanding stock of Calico Entertainment Group, Inc. in exchange for 3,450,000 newly issued shares of Britton. Upon completion of the transaction the shareholders of Calico own approximately 5% of the issued and outstanding stock of Britton.

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

LOSS PER SHARE

Loss per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at balance sheet date. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts payable, and other financial instruments reflected in the financial statements approximates fair value due to the short-term maturity of the instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

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

CURRENCY

The majority of the Company's cash flows are in United States dollars. Accordingly, the US dollar is the Company's functional currency.

CASH AND CASH EQUIVALENTS

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:


               Equipment                              3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                            5 years

As of July 31, 2008 property, plant and equipment consisted of the following:

     Furniture and fixtures         $  1,405
     Office equipment                  9,082
                                    ________
     Accumulated depreciation              -
                                    ________
     Total                          $ 10,487
                                    ========


Depreciation expense for the three month ended July 31, 2008 was $0.

INTANGIBLE ASSETS

The Company has the following intangible assets as of July 31, 2008:

     Goodwill                       $ 164,884
     Film revenue interest             20,000
     Logo design                        5,000
                                    _________
     Total                          $ 189,884
                                    =========

See footnote 4.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Britton International, Inc. and its wholly owned subsidiary Calico Entertainment Group, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

We did not have any off-balance sheet arrangements as of July 31, 2008.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Britton International, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the three months period ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year ending April 30, 2009.

NOTE 2 - GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operation losses since its inception and currently has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent on further financial support of investors and management. Once the Company has established a new business unit, the Company intends to attempt to acquire additional operating capital through equity offerings to the public to fund its business plan but there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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


NOTE 4 - INTANGIBLE ASSETS

The Company applies the criteria specified in SFAS No. 141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

         As of July 31, 2008 intangible assets consist of the following:

              Goodwill                     $ 164,884
              Film revenue interest           20,000
              Logo                             5,000
                                           _________
                                             189,884
              Accumulated amortization             -
                                           _________
                                           $ 189,884
                                           =========

         The intangible assets are amortized over 5 years.

         Amortization expense was $0 for the three month periods ended July 31, 2008.

         An amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be:

                                    2009    $ 5,000
                                    2010      5,000
                                    2011      5,000
                                    2012      5,000
                                    2013      5,000
                                    _______________
                                    Total   $25,000
                                            =======


NOTE 5 - INCOME TAXES

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows ("NOL" denotes Net Operating Loss):


          Estimated               Estimated
          NOL                     Tax
Year      Carry-       NOL        Benefit      Valuation    Net Tax
Ending    forward      Expires    from NOL     Allowance    Benefit
______    _________    _______    _________    _________    _______

2004      $  (4,737)    2024       $    711    $    (711)   $ --
2005      $  (8,925)    2025       $  1,339    $  (1,339)   $ --
2006      $ (44,040)    2026       $  6,606    $  (6,606)   $ --
2007      $ (72,633)    2027       $ 10,895    $ (10,895)   $ --
2008      $ (53,105)    2028       $  7,966    $  (7,966)   $ --
          _________                ________    _________    _______
          $(183,102)               $ 27,517    $ (27,517)   $ --
          =========                ========    =========    =======

The total combined valuation allowance for the year as of April 30, 2008 is $(27,517) which increased by $(7,966) for the year ended April 30, 2008.

NOTE 6 - COMMON STOCK ISSUED

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

On September 5, 2008 Britton International Inc. (Britton) acquired 100% of the issued and outstanding shares of Calico Entertainment Group, Inc. (Calico) in exchange for 3,450,000 shares of Britton common stock. The purchase of Calico was recorded at $0.06 per share, the fair market value of the stock on the date that the transaction with Calico was announced, less a 20% discount due to restrictions placed on the issued stock. The value of the purchase was recorded at $165,600.

NOTE 7 - RELATED PARTY TRANSACTIONS

At July 31, 2008, the Company had a related party shareholder loan outstanding of $65,905 which included $1,603 of accrued interest. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date.

As of July 31, 2008, the company also has a non interest bearing related party shareholder loan outstanding of $51,577 owed to a director and officer of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 5, 2008, Britton International Inc. ("Britton") completed the transactions contemplated by that certain Share Exchange Agreement, dated as of September 3, 2008, by and among Britton, CaliCo Entertainment Group, Inc., ("CaliCo") and the shareholders of CaliCo (the "Exchange Agreement"). Accordingly, Britton acquired all of the issued and outstanding shares of stock of CaliCo, in exchange for the issuance in the aggregate of 3,450,000 shares of common stock of Britton, which shares represent 5% of the issued and outstanding capital stock of Britton after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, CaliCo became a wholly-owned subsidiary of Britton.

Plan of Operation

The following presentation of the plan of operation of Britton has been prepared by internal management and should be read in conjunction with the Britton and CaliCo audited annual consolidated financial statements and notes thereto and the notes thereto included in, or referred to, in this report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Some of the statements below discuss "forward-looking" information within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management's current expectations and assumptions. Those statements include statements regarding the intent, belief or current expectations of Britton and its officers and directors. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed in this Form 10-Q which is incorporated herein by reference. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Overview of the Entertainment Industry

The entertainment industry is experiencing major market expansion along with major structural and technological change. Global revenues from traditional and new media are on the increase. Traditional sources of revenue from cinema and network television are now joined by a huge expansion in ancillary sales from cable, video, DVD, pay per view, video games, publishing and merchandising. Although the industry is still dominated by the majors, Warner, Universal, Paramount, Columbia/Sony, Fox/News Corp and MGM, CaliCo believes that there is still opportunity for independent filmmakers in the domestic and foreign markets.

Business of CaliCo in the Entertainment Industry

CaliCo intends to engage in the production and distribution of feature length and shorter length movies.

CaliCo currently owns a 20% revenue interest in an original literary composition and completed film project called "Stuck" that it acquired from Prodigy Pictures Inc. in 2007; said revenue interest is subject to the repayment of prior financing on the film from the net proceeds from distribution. CaliCo's interest and participation in the investment is passive and it will be relying upon Prodigy Pictures Inc. to monitor the investment. Prodigy Pictures Inc. currently owns a 40% revenue interest in the film and owns 2% of the issued and outstanding capital stock of Britton.

Our Financing Strategy

CaliCo intends to use outside financing wherever possible. CaliCo and Britton's management recognizes that this ability will allow the Company to attract higher quality independent projects. Typically a single purpose entity specific to the film is established to produce and finance the film. This entity will then contract with the financing parties.

The Company intends to finance its films with equity investments by third party investors. Although the terms of each such investment may differ, usually the investment takes the form of an "at risk" equity investment for which there is no recourse against the Company. We may directly or indirectly, be responsible to ensure and/or supervise that proper payments are made to an investor toward the recoupment of the investment as well as payments of any return earned by an investor from such an investment. However, all such payments are due and payable from the earnings of the film, and not from the assets of the Company. It is not our policy to use our own funds in a direct investment in a film. However we may chose to do so if the amount is insignificant, and/or there is an insufficient amount of time to find the appropriate third party investor. In such cases we will usually attempt to dispose of our "at risk" amount by subsequently bringing in third party investors. CaliCo has had preliminary discussions with banks regarding loans for the production of films. However, CaliCo has not used any such loans to date and may not be able to do so in the foreseeable future. These loans are typically secured by presales of foreign territories or major ancillaries (i.e. cable or free TV). CaliCo has also discussed financing our films through funds supplied by various film funds. As to date, the Company has not financed any films with bank loans or film fund financing. The terms and availability of each type of funding for films vary continuously and none of the above options may be available to fund a specific film project at the time required. This may cause the Company to postpone or abandon films which it may otherwise have chosen to produce or distribute.

Business Strategy

The Company seeks to conduct its business along the following guidelines:

* Hire high quality  management and staff.
* Provide  incentive rewards based on success.
* Keep overhead low by subcontracting to others work that does not involve creative supervision or financial control.
* Seek higher quality, scripts that have high dramatic impact and are ready for production.
* Scripts which have or will attract strong directors, good cast and can be produced for a reasonable budget.
* Keep production costs low by having talent share in both the risk and the profits.
* Keep theatrical distribution costs under control by limited test releases before viewing in the domestic and foreign markets.
* Maximize and control income and accountability by operating a foreign sales organization.
* Encourage filmmakers to work with the Company by setting firm pre-production and financial guidelines and giving them creative freedom to make their project within the guidelines.
* Create a reputation for fair  bookkeeping and reporting.
* Build up an active library to generate ongoing recurring income.

Each of the strategies may prove difficult to achieve at any given time due to the unavailability of quality staff and talent desired on the terms that fit the budget and circumstance of any given film project. Although CaliCo has been offered high quality scripts in the past, there is no guarantee that this will be the case going forward. Although the Company will undertake projects with outside financing, the ability to, and timing of film production is contingent upon the successful negotiation and receipt of financing. Film financing availability can be affected by a variety of factors, generally including economic conditions, the availability of commensurate returns from alternate investments with less risk, the then current success of independent films and/or genre specific competitive films as well as the results of already produced films.

Production Process

CaliCo is committed to producing films that can be, or are fully financed. The decision making process consists of and dependent on the quality of the script, director, the value of the cast, the actual production cost, the management skills of the producing team and the film's ability to make a meaningful profit to the Company.

The Company has also factor in the ability to structure the film to qualify for "soft" tax and incentive investment (various governmental entities in the US and in other countries have structured incentives to attract film production, including tax deferments, rebates and forgiveness cash grants; loans and cost abatements). Before a film is "greenlighted" (given the go ahead for production), the production plans are meticulously reviewed, contingencies prepared and detailed cost controls put in place. CaliCo and Britton believe it is the director's right in the first instance to realize his/her vision. However, the Company's management reviews the dailies (the footage shot each day during photography) and is available for guidance if required.

Our Distribution Process

The Company will have our own distribution division or subsidiary, which can make copies of the master negative ("prints"), book theaters, place advertising, create publicity and collect revenues. We may use this entity to distribute films which the Company believes will succeed in the United States markets through a technique called "platforming."

In platforming, the Company makes a limited release in selected theaters within one or more target markets. As positive reviews, word of mouth, and theater results build, we add additional markets as warranted.

If the Company believes a film can be a mega-hit, we may have the ability to team up with a major studio. The Company does not have any current agreements with a major studios for the distribution of any of films. However, the Company hopes to be able to strike single picture deals where the studio would provide the costs of prints and advertising on a limited or nationwide release.

We may produce and distribute a completed film that we believe will not succeed theatrically - accordingly, we may release the film directly to the ancillary market (i.e. video-DVD markets, foreign markets, television and/or cable). We may also arrange for the film to be sold territorially to many film markets outside the United States.

Distribution agreements can vary greatly, the most common formula for distribution is the "net proceeds arrangement," the distributor retains a distributor fee (see below), generally 12-30% of distributor's gross from film rentals (these are usually 45-50% of box-office gross). The distributor recoups the costs incurred in distributing the film from the remaining 70 - 88% percent of Distributor's Gross. The remainder, known as the "net proceeds," is then typically allocated to the producer, from which he must repay the cost of production, pay any amounts due to creative talent, and any third parties providing the production financing, with the balance representing profits.

Distributor fees are a function of negotiated license rates. The rates described below are rates CaliCo believe are generally paid to distributors as a percentage of the gross income for independent films:

MARKET                               RATE

Domestic Theatrical                  20%
Domestic Video                       15%
Pay Cable                            20%
Television - Syndication             20%
Video Sell-Through                   15%
Foreign Theatrical                   20%

All rates are negotiable and vary film by film. Also many companies use different terms and definitions relating to gross income, net income and profits, prints and advertising, licensing, product placement and merchandising. All of these affect the amount negotiated to be paid to the distributors.

Liquidity

As of July 31, 2008, we had total assets of $202,658 and total liabilities of $128,113and we had a net worth of $75,545. As of April 30, 2007, we had total assets of $1,506 and total liabilities of $93,171 and a negative net worth of $91,665.

We have had no revenues from May 1, 2007 through April 30, 2008. We have an accumulated deficit from inception through April 30, 2008 of $91,665. We have a related party advance of $64,301 as of April 30, 2008 and $40,050 as of April 30, 2007. As of July 31, 2008, the related party advance was $117,482.

Giving effect to the acquisition of Calico as at April 30, 2008 on a pro forma basis, we had current assets of $21,074 and current liabilities of $137,023. We have a negative net worth of $115,949. The unaudited pro forma condensed combined balance sheet gives effect to the transaction as if it had occurred on April 30, 2008. The unaudited pro forma condensed combined statement of operations gives effect to the transaction as if it had occurred on May 1, 2007. Calico was incorporated on June 21, 2007, thus the results of operations prior to June 21, 2007 are solely our results.

ITEM 3. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10Q (and the financial statements contained in the report), our president and treasurer have determined that our current disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 4(T). CONTROLS AND PROCEDURES.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duties due to management accounting size, management has engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

Management has concluded that our internal control over financial reporting was effective as of quarter ended July 31, 2008.

The Company is not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..................................................NONE

ITEM 1A - RISK FACTORS

Although not required to be disclosed by smaller reporting companies, in addition to the material risk factors previously disclosed in our Form 10K, the following are selected added risk factors applicable to our recently of CaliCo Entertainment Group, Inc.

Added Risk Factors applicable for our acquisition of CaliCo.

1. The film industry is highly competitive and we will be competing with companies with much greater resources than we have.

The business in which we engage is significantly competitive. Each of our primary business operations is subject to competition from companies which, in some instances, have greater production, distribution and capital resources than us. We compete for relationships with a limited supply of facilities and talented creative personnel to produce our films. We will compete with major motion picture studios, such as Warner Brothers and The Walt Disney Company, for the services of writers, actors and other creative personnel and specialized production facilities. We also anticipate that we will compete with a large number of United States-based and international distributors of independent films, including divisions of The Walt Disney Company/Pixar, Warner Brothers, Universal, Paramount/Dreamworks, Fox and Sony/MGM in the production of films expected to appeal to international audiences. More generally, we anticipate we will compete with various other leisure-time activities, such as home videos, movie theaters, personal computers and other alternative sources of entertainment.

The production and distribution of theatrical productions, television animation, videocassettes and video disks are significantly competitive businesses, as they compete with each other, in addition to other forms of entertainment and leisure activities, including video games and on-line services, such as the Internet. There is also active competition among all production companies in these industries for services of producers, directors, actors and others and for the acquisition of literary properties. The increased number of theatrical films released in the United States has resulted in increased competition for theater space and audience attention. Revenues for film entertainment products depend in part on general economic conditions, but the competitive situation of a producer of films is still greatly affected by the quality of, and public response to, the entertainment product that the producer makes available to the marketplace.

There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies, as well as from new film viewing opportunities such as pay-per-view.

We also anticipate competing with several major film studios such as Paramount Communications/Dreamworks SGA, MCA/Universal, Sony Pictures Entertainment/ MGM/UA Inc, Twentieth Century Fox; Time Warner; and Disney/Pixar, which are dominant in the motion picture industry, in addition to numerous independent motion picture and television production companies, television networks and pay television systems, for the acquisition of literary properties, the services of performing artists, directors, producers, other creative and technical personnel, and production financing.

2. Audience acceptance of our films will determine our success, and the prediction of such acceptance is inherently risky.

We believe that a production's theatrical success is dependent upon general public acceptance, marketing, advertising and the quality of the production. CaliCo's production will compete with numerous independent and foreign productions, in addition to productions produced and distributed by a number of major domestic companies, many of which are divisions of conglomerate corporations with assets and resources substantially greater than that of ours. Our management believes that in recent years there has been an increase in competition in virtually all facets of our business. The growth of pay-per-view television and the use of home video products may have an effect upon theater attendance and non-theatrical motion picture distribution. As we may distribute productions to all of these markets, it is not possible to determine how our business will be affected by the developments, and accordingly, the resultant impact on our financial statements. Moreover, audience acceptance can be affected by any number of things over which we cannot exercise control, such as a shift in leisure time activities or audience acceptance of a particular genre, topic or actor

3. The competition for booking screens may have an adverse effect to any theatrical revenues.

In the distribution of motion pictures, there is very active competition to obtain bookings of pictures in theaters and television networks and stations throughout the world. A number of major motion picture companies have acquired motion picture theaters. Such acquisitions may have an adverse effect on our distribution endeavors and our ability to book certain theaters which, due to their prestige, size and quality of facilities, are deemed to be especially desirable for motion picture bookings.

4. Governmental restrictions may adversely affect our revenues.

In addition, our ability to compete in certain foreign territories with either film or television product is affected by local restrictions and quotas. In certain countries, local governments require that a minimum percentage of locally produced productions be broadcast, thereby further reducing available time for exhibition of our productions. Additional or more restrictive theatrical or television quotas may be enacted and countries with existing quotas may more strictly enforce such quotas.

Additional or more restrictive quotas or stringent enforcement of existing quotas could materially and adversely affect our business by limiting our ability to fully exploit our productions internationally.

5. We have limited financial resources and there are risks we may be unable to acquire financing when needed.

To achieve and maintain competitiveness, we may be required to raise substantial funds. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and distribute our films. Such additional capital may be raised through public or private financing as well as borrowings and other sources. Public or private offerings may dilute the ownership interests of our stockholders. Additional funding may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail Operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish and thereby reduce revenues to the company.

6. We are at risk of internet competition which may develop and the effects of which we cannot predict.

The Internet market is new, rapidly evolving and intensely competitive. We believe that the principal competitive factors in maintaining an Internet business are selection, convenience of download and other features, price, speed and accessibility, customer service, quality of image and site content, and reliability and speed of fulfillment. Many potential competitors have longer operating histories, more customers, greater brand recognition, and significantly greater financial, marketing and other resources. In addition, larger, well-established and well- financed entities may acquire, invest in, or form joint ventures as the Internet, and e-commerce in general, become more widely accepted. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of productions similar to CaliCo's, it is possible that a single supplier may dominate one or more market segments. We also have significant competition from online websites in international markets, including competition from US-based competitors in addition to online companies that are already well established in those foreign markets. Many of our existing competitors, in addition to a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do.

7. We are at risk of technological changes to which we may be unable to adapt as swiftly as our competition.

We believe that our future success will be partially affected by continued growth in the use of the Internet. E-commerce and the distribution of goods and services over the Internet for film product are relatively new, and predicting the extent of further growth, if any, are difficult. The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands and frequent new product introductions and enhancements. For example, to the extent that higher bandwidth Internet access becomes more widely available using cable modems or other technologies, we may be required to make significant changes to the design and content of our films and distribution process in order to compete effectively.

Our  failure  to  adapt  to  these  or  any  other  technological   developments
effectively  could  adversely  affect  our  business,   operating  results,  and
financial condition.

8. We face risks of compliance with government regulation of the film industry.

The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the production and distribution of film entertainment and related products; rather, the following attempts to identify those aspects that could affect our business. Also, other existing legislation and regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could affect, in various manners, the methods in which the industries involved in film entertainment operate.

Audiovisual works such as motion pictures and television programs are not included in the terms of the General Agreement on Tariffs and Trade. As a result, many countries, including members of the European Union, are able to enforce quotas that restrict the number of United States produced feature films which may be distributed in such countries. Although the quotas generally apply only to television programming and not to theatrical exhibitions of motion pictures, there can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that existing quotas will not be more strictly enforced. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially or adversely limit our ability to exploit our productions completely. The Office of the United States Trade Representative (USTR) under the Executive Office of the President cites such restrictive trade practices in Korea, China, and the European Union as a whole with even more restrictive practices in France, Italy and Spain.

Voluntary industry embargos or United States government trade sanctions to combat piracy, if enacted, could impact the amount of revenue that we realize from the international exploitation of our film productions.

The Code and Ratings Administration of the Motion Picture Association of America assigns ratings indicating age group suitably for the theatrical distribution for motion pictures. United States television stations and networks, in addition to foreign governments, could impose additional restrictions on the content of motion pictures which may restrict, in whole or in part, theatrical or television exhibitions in particular territories. Congress and the Federal Trade Commission are considering, and in the future may adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitably of our business.

9. The motion picture industry is at high risk for piracy which may effect our earnings.

The motion picture industry, including us, may continue to lose an indeterminate amount of revenue as a result of motion picture piracy both in the country to unauthorized copying from our films at post production houses, copies of prints in circulation to theaters, unauthorized video taping at theaters and other illegal means of acquiring our copywritten material. The USTR has placed Argentina, Brazil, Egypt, Indonesia, Israel, Kuwait, Lebanon, Pakistan, the Philippines, Russia, The Ukraine and Venezuela on the 301 Special Watch List for excessive rates of piracy of motion pictures and optical disks. The USTR has placed Azerbaijan, Bahamas, Belarus, Belize, Bolivia, Bulgaria, Colombia, the Dominican Republic, Ecuador, Hungary, Italy, Korea, Latvia, Lithuania, Mexico, Peru, Romania, Taiwan, Tajikistan, Thailand, and Uzbekistan on the watch list for excessive piracy.

ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......None

ITEM 3 -  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES..................None

ITEM 4 -  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS..................None

ITEM 5 -  OTHER INFORMATION

On September 5, 2008, pursuant to the terms of the Exchange Agreement, Britton issued 3,450,000 shares of its common stock to the shareholders of CaliCo in exchange for all of the issued and outstanding capital stock of CaliCo.

The shares of common stock issued under the Exchange Agreement were not registered under the Securities Act of 1933 (the "Securities Act"), and bear restrictive legends that reflect this status.

The securities were issued in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, and/or Regulation S promulgated under the Securities Act. Britton did not engage in any general solicitation or advertisement for the issuance of these securities. In connection with this issuance, each person represented that (i) such person is an accredited investor as this term is defined in Regulation D under the Securities Act, (ii) such person is not a US Person within the meaning of Regulation S, (iii) the securities such person is acquiring cannot be resold except pursuant to a effective registration under the Securities Act or in reliance on an exemption from the registration requirements of the Securities Act, and that the certificates representing such securities bear a restrictive legend to that effect and/or (iv) such person intends to acquire the securities for investment only and not with a view to the resale thereof.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There was one current report on Form 8-K filed during the quarter for which this report is filed. The current report on Form 8-K was filed on May 15, 2008.

The following  exhibits are filed with this report:

31.1 Certification of Chief Executive Officer.

31.2 Certification of Chief Financial Officer.

32.1 Section 1350 Certification - Chief Executive Officer.

32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 19, 2008



                           BRITTON INTERNATIONAL INC.



                           By: /s/ DONALD K. BELL
                               _________________________________________
                                   Donald K. Bell
                                   Director and President
                                   (Principal Executive) and Financial
                                   and Accounting Officer