Form 10-Q
period 2008-10-31
BELLTOWER ENTERTAINMENT CORP.
filed 2009-01-22
CIK 1336747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-52861


                         BELLTOWER ENTERTAINMENT CORP.
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

At October 31, 2008, there were outstanding 74,462,847 shares of the Registrant's Common Stock, $.0001 par value. As of the date hereof, there are outstanding 74,462,847 shares of the Registrant's Common Stock, $0001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         BELLTOWER ENTERTAINMENT CORP.


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                October 31, 2008


                                                                            Page

Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets (unaudited)                       F-1

     Condensed Consolidated Statements of Operations (unaudited)             F-2

     Condensed Consolidated Statements of Cash Flows (unaudited)             F-3

     Notes to Financial Statements                                           F-4


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      OCTOBER 31, 2008 AND APRIL 30, 2008

                                                                 October 31, 2008
                                                                   (unaudited)        April 30, 2008
                                                                 ________________     ______________
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $        -           $       910
   Prepaid expenses                                                       100                   596
   Deposits                                                             3,200                     -
                                                                   __________           ___________
       Total Current Assets                                             3,300                 1,506

   Fixed assets, net                                                   15,641                     -
   Film costs                                                          19,977                     -
   Goodwill                                                           164,884                     -
   Intangible assets                                                   30,000                     -
                                                                   __________           ___________
         Total Assets                                              $  233,802           $     1,506
                                                                   ==========           ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   23,646           $    17,266
   Loan payable                                                        25,000                     -
   Due to related party                                               183,207                62,195
   Accrued liabilities                                                 25,286                10,000
   Accrued interest                                                     5,290                 3,710
                                                                   __________           ___________
       Total Current Liabilities                                      262,429                93,171

STOCKHOLDERS' EQUITY (DEFICIT)

Common shares, 100,000,000 shares with par value $0.0001
   authorized, and 74,462,847 issued and outstanding as of
   October 31, 2008 and 70,806,270 as of April 30, 2008                   602                   236
Additional paid in capital                                            277,094                91,201
Retained deficit                                                     (306,324)             (150,489)
Retained deficit from development stage                                     -              ( 32,613)
                                                                   __________           ___________
       Total Stockholders' Equity (Deficit)                           (28,628)              (91,665)
                                                                   __________           ___________
       Total Liabilities and Stockholders' Equity (Deficit)        $  233,802           $     1,506
                                                                   ==========           ===========


The accompanying notes to condensed consolidated financial statements are an integral part of this statement



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
                                   (UNAUDITED)



                                                         Three month period ended                   Six month period ended
                                                   _____________________________________     _____________________________________
                                                   October 31, 2008     October 31, 2007     October 31, 2008     October 31, 2007
                                                   ________________     ________________     ________________     ________________

Revenue                                              $          -         $          -         $          -         $          -
                                                     ____________         ____________         ____________         ____________
General, selling and
   administrative expenses                                 76,997                4,064              121,621                4,064
                                                     ____________         ____________         ____________         ____________

Net loss from operations                                  (76,997)              (4,064)            (121,621)              (4,064)
                                                     ____________         ____________         ____________         ____________

Non-operating income (expense)
   Interest income                                              1                    1                    3                    1
   Interest expense                                          (796)                (196)              (1,580)                (196)
   Other income (expense) net                                   -                    -                  (22)                   -
                                                     ____________         ____________         ____________         ____________

Total non-operating income (expenses)                        (796)                (195)              (1,599)                (195)

Loss before provision for income tax                      (77,793)              (4,259)            (123,221)              (4,259)

Provision for income tax                                        -                    -                    -                    -
Net loss from discontinued operations                           -              (10,543)                   -              (20,348)
                                                     ____________         ____________         ____________         ____________

Net loss                                             $    (77,793)        $    (14,802)        $   (123,221)        $    (24,607)
                                                     ============         ============         ============         ============
Net loss per share:
   Basic and diluted                                 $    (0.0011)        $    (0.0002)        $    (0.0017)        $    (0.0003)
                                                     ============         ============         ============         ============
Weighted average number of shares outstanding:
   Basic and Diluted                                   73,150,347           70,806,270           70,952,221           70,441,053
                                                     ============         ============         ============         ============


The accompanying notes to condensed consolidated financial statements are an integral part of this statement



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
                                  (UNAUDITED)

                                                                Six months ended October 31,
                                                               _____________________________
                                                                 2008                 2007
                                                               _________           _________

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                  $(123,221)          $  (4,259)

     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                 1,261                   -
     (Increase)/decrease in current assets:
        Inventory                                                (19,977)                  -
        Prepaid expenses                                             496                 240
        Deposits                                                  (3,200)                  -
     Increase/(decrease) in current liabilities:
        Accounts Payable                                           6,380               4,681
        Accrued expenses                                          16,865                 183
                                                               _________           _________

     Total Adjustments                                             1,825               5,104
                                                               _________           _________

     NET CASH PROVIDED BY OPERATING ACTIVITIES                  (121,395)                845
                                                               _________           _________

     NET CASH USED BY DISCONTINUED OPERATIONS                          -              (6,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash acquired during acquisition                              (432)                  -
      Purchase of fixed assets                                   (16,902)                  -
      Purchase of intangible                                     (10,000)                  -
                                                               _________           _________

     NET CASH USED IN INVESTING ACTIVITIES                       (27,334)                  -
                                                               _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds Note payable                                        25,000                   -
     Proceeds from issuance of Common stock                       20,658                   -
     Proceeds from related party loans                           102,160               2,500
                                                               _________           _________

     NET CASH FROM INVESTING ACTIVITIES                          147,818               2,500
                                                               _________           _________

     NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS           (910)             (2,956)

     CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                    910               4,680
                                                               _________           _________

     CASH AND CASH EQUIVALENTS, ENDING BALANCE                 $      (0)          $   1,724
                                                               =========           =========


The accompanying notes to financial statements are an integral part of this statement


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)

        Notes to Condensed Consolidated Financial Statements (unaudited)
                                October 31, 2008


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding Belltower Entertainment Corp.'s financial statements. The financial statements and notes are representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

ORGANIZATION AND DESCRIPTION OF BUSINESS

Belltower Entertainment Corp. ("Belltower", "We", or the "Company") was incorporated in the State of Nevada on August 1, 2003. We were established as an online retailer of jewelry, watches and jewelry related products. Our jewelry business was discontinued on October 2, 2007.

On September 5, 2008, the Company acquired all of the issued and outstanding stock of Calico Entertainment Group, Inc. in exchange for 3,450,000 newly issued shares of Belltower. Upon completion of the transaction the shareholders of Calico own approximately 5% of the issued and outstanding stock of Belltower.

On April 28, 2008 a corporation was formed under the laws of the State of Nevada called Belltower Entertainment Corp. and on September 15, 2008, Britton International Inc. acquired one hundred shares of its common stock for cash. As such, Belltower Entertainment Corp. became a wholly-owned subsidiary of Britton.

On September 24, 2008, Belltower was merged with and into Britton. As a result of the merger, the corporate name of Britton was changed to "Belltower Entertainment Corp."

Our fiscal year end is April 30th.

On September 15, 2008 a corporation was formed under the laws of the Sate of Nevada called 3A Productions Corp. and on September 15, 2008, Belltower Entertainment Corp. acquired one hundred shares of its common stock. As such, 3A Productions Corp. became a wholly-owned subsidiary of Belltower Entertainment Corp.

On September 19, 2008 a corporation was formed under the laws of the Sate of California called Y2K Productions, Inc. and on September 19, 2008, Belltower Entertainment Corp. acquired one hundred shares of its common stock. As such, Y2K Productions Inc. became a wholly-owned subsidiary of Belltower Entertainment Corp.

REVENUE RECOGNITION

Revenues are recognized in accordance with AICPA Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films". Under SOP 00-2, revenue from the sale or licensing of a film should be recognized only when all five of the following conditions are met:

1.   Persuasive  evidence  of a sale or  licensing  arrangement  with a customer exists.
2. The film is complete and has been delivered or is available for immediate and unconditional delivery (in accordance with the terms of the arrangement).
3. The license period has begun and the customer can begin its exploitation, exhibition, or sale.
4.   The fee is fixed or determinable.
5.   Collection of the fee is reasonably assured.

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


               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

As of October 31, 2008 property, plant and equipment consisted of the following:

                             October 31, 2008     October 31, 2007
                             ________________     ________________

Furniture and fixtures           $  1,405               $  -
Office equipment                    9,082                  -
Leashold improvements               6,415                  -
                                 ________               ____
                                   16,902                  -
Accumulated depreciation           (1,261)                 -
                                 ________               ____
Total                            $ 15,641               $  -
                                 ========               ====

Depreciation expense for the six month ended October 31, 2008 and 2007 was $1,261 and $0, respectively.

INTANGIBLE ASSETS

The Company has the following intangible assets as of October 31, 2008:

                             October 31, 2008     October 31, 2007
                             ________________     ________________

Goodwill                         $164,884               $  -
Film revenue interest              20,000                  -
Logo design                        10,000                  -
                                 ________               ____
Total                            $194,884               $  -
                                 ========               ====


See Footnote 4 for further details.

FILM COSTS

Film costs are recorded in accordance with AICPA Statement of Position (SOP) 00-2 "Accounting by Producers or Distributors of Films". Film costs include all direct costs incurred in the physical production of a film, such as the costs of story and scenario (film rights to books, stage plays, or original screenplays); compensation of cast, directors, producers, and extras; costs of set construction, operations, and wardrobe; costs of sound synchronization; costs of rental facilities on location; and postproduction costs (music, special effects, and editing). They can also include allocations of production overhead and capitalized interest costs. Film costs are capitalized until the production is completed. The costs are then amortized according to the individual-film-forecast method, as further described in Footnote 4.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Belltower and its wholly owned subsidiaries Calico Entertainment Group, Inc., 3A Productions Corp. and Y2K Productions, Inc. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

We did not have any off-balance sheet arrangements as of October 31, 2008.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Britton International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the six month period ended October 31, 2008 are not necessarily indicative of the results to be expected for the full year ending April 30, 2009.

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

The cost for the film revenue interest rights are amortized using the individual-film-forecast method which takes the proportion that current year's revenues bear to management's estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release. This method is in accordance with AICPA Statement of Position (SOP) 00-2 "Accounting by Producers or Distributors of Films". The Company's management regularly reviews and revises when necessary its ultimate revenue estimates, which may result in a change in the rate of amortization of the film cost and/or write-down of all or a portion of the unamortized costs of the film rights to estimated fair value. The Company's management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue based upon the actual results achieved or new information as to anticipated revenue performance such as (for home video revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title's fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. To date no revenue has been received on this film revenue right.


     As of October 31, 2008 intangible assets consist of the following:

          Goodwill                       $ 164,884
          Film revenue interest             20,000
          Logo                              10,000
                                         _________
                                           194,884
          Accumulated amortization               -
                                         _________
                                         $ 194,884
                                         =========


     Amortization expense was $0 for the six month period ended October 31, 2008.


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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows ("NOL" denotes Net Operating Loss):

              Estimated              Estimated
              NOL                    Tax
              Carry-       NOL       Benefit     Valuation   Net Tax
Year Ending   forward      Expires   from NOL    Allowance   Benefit
___________   _________    _______   _________   _________   _______

2004          $(  4,737)   2024      $   711     $    (711)    $--
2005          $(  8,925)   2025      $ 1,339     $  (1,339)    $--
2006          $( 44,040)   2026      $ 6,606     $  (6,606)    $--
2007          $( 72,633)   2027      $10,895     $ (10,895)    $--
2008          $( 53,105)   2028      $ 7,966     $  (7,966)    $--
              _________              _______     _________     ___
              $(183,102)             $27,517     $ (27,517)    $--
              =========              =======     =========     ===

The total combined valuation allowance for the year as of April 30, 2008 is $(27,517).

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

On September 5, 2008 Belltower acquired 100% of the issued and outstanding shares of Calico Entertainment Group, Inc. (Calico) in exchange for 3,450,000 shares of Britton common stock. The purchase of Calico was recorded at $0.06 per share, the fair market value of the stock on the date that the transaction with Calico was announced, less a 20% discount due to restrictions placed on the issued stock. The value of the purchase was recorded at $165,600.


NOTE 7 - RELATED PARTY TRANSACTIONS

At October 31, 2008, the Company had a related party shareholder loan outstanding of $63,195. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. As of October 31, 2008 there was $5,290 of accrued interest.

As of October 31, 2008, the company also has a non interest bearing related party shareholder loan outstanding of $120,012 owed to a director and officer of the Company.


NOTE 8 - COMMITTMENTS

The Company leases office facilities under an operating lease which terminates on April 30, 2009. The lease contains an option to continue on a month-to-month basis after April 30, 2009, subject to either party's right to give each other not less than sixty (60) days written notice of intention to terminate, which notice shall be effective no earlier than April 30, 2009. Rental expense for this lease consisted of $16,000 for the six months ended October 31, 2008. The Company has future minimum lease obligations as follows:


     Twelve months ending October 31,

     2009         $ 19,200
     2010                -
     2011                -
                  ________
          Total   $ 19,200
                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 5, 2008, BelltowerBelltower Entertainment Corp. ("BelltowerBelltower") completed the transactions contemplated by that certain Share Exchange Agreement, dated as of September 3, 2008, by and among BelltowerBelltower, CaliCo Entertainment Group, Inc., "CaliCo") and the shareholders of CaliCo (the "Exchange Agreement"). Accordingly, BelltowerBelltower acquired all of the issued and outstanding shares of stock of CaliCo, in exchange for the issuance in the aggregate of 3,450,000 shares of common stock of Belltower, which shares represent 5% of the issued and outstanding capital stock of Belltower after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, CaliCo became a wholly-owned subsidiary of BelltowerBelltower.

Plan of Operation

The following presentation of the plan of operation of Belltower has been prepared by internal management and should be read in conjunction with the Belltower and CaliCo audited annual consolidated financial statements and notes thereto and the notes thereto included in, or referred to, in this report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Some of the statements below discuss "forward-looking" information within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management's current expectations and assumptions. Those statements include statements regarding the intent, belief or current expectations of Belltower and its officers and directors. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed in this Form 10-Q which is incorporated herein by reference. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

CaliCo currently owns a 20% revenue interest in an original literary composition and completed film project called "Stuck" that it acquired from Prodigy Pictures Inc. in 2007; said revenue interest is subject to the repayment of prior financing on the film from the net proceeds from distribution. CaliCo's interest and participation in the investment is passive and it will be relying upon Prodigy Pictures Inc. to monitor the investment. Prodigy Pictures Inc. currently owns a 40% revenue interest in the film and owns 2% of the issued and outstanding capital stock of Belltower.

Our Financing Strategy

CaliCo intends to use outside financing wherever possible. CaliCo and Belltower's management recognizes that this ability will allow the Company to attract higher quality independent projects. Typically a single purpose entity specific to the film is established to produce and finance the film. This entity will then contract with the financing parties.

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

The Company has also factor in the ability to structure the film to qualify for "soft" tax and incentive investment (various governmental entities in the US and in other countries have structured incentives to attract film production, including tax deferments, rebates and forgiveness cash grants; loans and cost abatements). Before a film is "greenlighted" (given the go ahead for production), the production plans are meticulously reviewed, contingencies prepared and detailed cost controls put in place. CaliCo and Belltower believe it is the director's right in the first instance to realize his/her vision. However, the Company's management reviews the dailies (the footage shot each day during photography) and is available for guidance if required.

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

If the Company believes a film can be a mega-hit, we may have the ability to team up with a major studio. The Company does not have any current agreements with a major studio for the distribution of any of films. However, the Company hopes to be able to strike single picture deals where the studio would provide the costs of prints and advertising on a limited or nationwide release.

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

Distributor fees are a function of negotiated license rates. The rates described below are rates CaliCo believes are generally paid to distributors as a percentage of the gross income for independent films:

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

Liquidity

As of October 31, 2008, we had total assets of $233,802 and total liabilities of $262,429 and we had a negative net worth of ($28,628). As of April 30, 2008, we had total assets of $1,506 and total liabilities of $93,171 and a negative net worth of ($91,665).

As of October 31, 2008 we had no cash balance, as of April 30, 2008 we had $910.

We have had no revenues from May 1, 2008 through October 31, 2008. We have an accumulated deficit from inception through April 30, 2008 of $183,102 and as of October 31, 2008 of $306,324. We have a related party advance of $62,195 as of April 30, 2008. As of October 31, 2008, the related party advance was $183,207, consisting of $63,195 loaned at 5% annual interest rate and $120,012 interest free.

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

Management has concluded that our internal control over financial reporting was effective as of quarter ended October 31 31, 2008.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS..................................................NONE

ITEM 1A - RISK FACTORS

Although not required to be disclosed by smaller reporting companies, in addition to the material risk factors previously disclosed in our Form 10K, the following are selected added risk factors applicable to our recent acquisition of CaliCo Entertainment Group, Inc.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There were four current reports on Form 8-K filed during the quarter for which this report is filed. The current reports on Form 8-K were filed on August 9, 2008, September 8, 2008, September 15, 2008 and September 24, 2008.

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



Dated: January 22, 2009



                           BELLTOWER ENTERTAINMENT CORP.



                           By: /s/ DONALD K. BELL
                               _________________________________________
                                   Donald K. Bell
                                   Director and President
                                   (Principal Executive) and Financial
                                   and Accounting Officer