Form 10-Q
period 2009-01-31
BELLTOWER ENTERTAINMENT CORP.
filed 2009-03-17
CIK 1336747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

At January 31, 2009, there were outstanding 74,462,847 shares of the Registrant's Common Stock, $.0001 par value. Effective as of March 16, 2008 and as of the date hereof, there are outstanding 37,231,424 shares of the Registrant's Common Stock, $.0001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         BELLTOWER ENTERTAINMENT CORP.


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                JANUARY 31, 2009


                                                                            Page

Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets (unaudited)                       F-1

     Condensed Consolidated Statements of Operations (unaudited)             F-2

     Condensed Consolidated Statements of Cash Flows (unaudited)             F-3

     Notes to Financial Statements                                           F-4


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2009 AND APRIL 30, 2008

                                                                 January 31, 2009
                                                                   (unaudited)        April 30, 2008
                                                                 ________________     ______________
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $      330           $       910
   Prepaid expenses                                                       100                   596
   Deposits                                                             3,200                     -
                                                                   __________           ___________
       Total Current Assets                                             3,630                 1,506

   Fixed assets, net                                                   11,574                     -
   Film costs                                                          20,215                     -
   Goodwill                                                           164,884                     -
   Intangible assets                                                   35,000                     -
                                                                   __________           ___________
         Total Assets                                              $  235,303           $     1,506
                                                                   ==========           ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   42,144           $    17,266
   Loan payable                                                        25,000                     -
   Due to related party                                               208,827                62,195
   Accrued liabilities                                                 25,286                10,000
   Accrued interest                                                     6,087                 3,710
                                                                   __________           ___________
       Total Current Liabilities                                      307,344                93,171

STOCKHOLDERS' EQUITY (DEFICIT)

Common shares, 100,000,000 shares with par value $0.0001
   authorized, and 74,462,847 issued and outstanding as of
   January 31, 2009 and 70,806,270 as of April 30, 2008                   602                   236
Additional paid in capital                                            277,094                91,201
Retained deficit                                                     (349,738)             (150,489)
Retained deficit from development stage                                     -              ( 32,613)
                                                                   __________           ___________
       Total Stockholders' Equity (Deficit)                           (72,041)              (91,665)
                                                                   __________           ___________
       Total Liabilities and Stockholders' Equity (Deficit)        $  235,303           $     1,506
                                                                   ==========           ===========


The accompanying notes to condensed consolidated financial statements are an integral part of this statement



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
                                   (UNAUDITED)



                                                         Three month period ended                   Nine month period ended
                                                   _____________________________________     _____________________________________
                                                   January 31, 2009     January 31, 2008     January 31, 2009     January 31, 2008
                                                   ________________     ________________     ________________     ________________
                                                     (unaudited)          (unaudited)          (unaudited)          (unaudited)

Revenue                                              $          -         $          -         $          -         $          -
                                                     ____________         ____________         ____________         ____________
General, selling and
   administrative expenses                                 42,618                6,479              164,239               10,543
                                                     ____________         ____________         ____________         ____________

Net loss from operations                                  (42,618)              (6,479)            (164,239)             (10,543)
                                                     ____________         ____________         ____________         ____________

Non-operating income (expense)
   Interest income                                             (0)                   7                    3                    8
   Interest expense                                          (797)                (651)              (2,377)                (847)
   Other income (expense) net                                   -                    -                  (22)                   -
                                                     ____________         ____________         ____________         ____________

Total non-operating income (expenses)                        (797)                (644)              (2,396)                (839)

Loss before provision for income tax                      (43,415)              (7,123)            (166,635)             (11,382)

Provision for income tax                                        -                    -                    -                    -
Net loss from discontinued operations                           -                    -                    -              (20,154)
                                                     ____________         ____________         ____________         ____________

Net loss                                             $    (43,415)        $     (7,123)        $   (166,635)        $    (31,536)
                                                     ============         ============         ============         ============
Net loss per share:
   Basic and diluted                                 $    (0.0006)        $    (0.0001)        $    (0.0024)        $    (0.0004)
                                                     ============         ============         ============         ============
Weighted average number of shares outstanding:
   Basic and Diluted                                   74,462,847           70,806,270           70,562,792           70,806,270
                                                     ============         ============         ============         ============


The accompanying notes to condensed consolidated financial statements are an integral part of this statement



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
                                  (UNAUDITED)

                                                               Nine months ended January 31,
                                                               _____________________________
                                                                 2009                 2008
                                                               _________           _________
                                                              (unaudited)         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                  $(166,635)          $ (11,382)

     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
     Depreciation and amortization                                 5,328                   -
     Accrued interest on loans                                         -                 847
     (Increase)/decrease in current assets:
        Inventory                                                (20,215)                  -
        Prepaid expenses                                             496                 711
        Deposits                                                  (3,200)                  -
     Increase/(decrease) in current liabilities:
        Accounts Payable                                          24,878               4,962
        Accrued expenses                                          17,662                   -
                                                               _________           _________

     Total Adjustments                                            24,949               6,520
                                                               _________           _________

     NET CASH PROVIDED BY OPERATING ACTIVITIES                  (141,685)             (4,862)
                                                               _________           _________

     NET CASH USED BY DISCONTINUED OPERATIONS                          -              (6,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash acquired during acquisition                              (432)                  -
      Purchase of fixed assets                                   (16,902)                  -
      Purchase of intangible                                     (15,000)                  -
                                                               _________           _________

     NET CASH USED IN INVESTING ACTIVITIES                       (32,334)                  -
                                                               _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds Loan payable                                        25,000                   -
     Proceeds from issuance of Common stock                       20,658                   -
     Proceeds from related party loans                           127,780               7,450
                                                               _________           _________

     NET CASH FROM INVESTING ACTIVITIES                          173,438               7,450
                                                               _________           _________

     NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS           (579)             (3,958)

     CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                    910               4,680
                                                               _________           _________

     CASH AND CASH EQUIVALENTS, ENDING BALANCE                 $     330           $     722
                                                               =========           =========


The accompanying notes to financial statements are an integral part of this statement


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 2009


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding Britton International Inc.'s financial statements. The financial statements and notes are representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

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

On September 5, 2008, the Company acquired all of the issued and outstanding stock of Calico Entertainment Group, Inc. in exchange for 3,450,000 newly issued shares of Belltower. Upon completion of the transaction the shareholders of Calico own approximately 5% of the issued and outstanding shares of Belltower.

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

Our fiscal year end is April 30th.

On September 15, 2008 a corporation was formed under the laws of the Sate of Nevada called 3A Productions Corp. and on September 15, 2008, Belltower Entertainment Corp. acquired one hundred shares of its common stock (100% of the issued and outstanding shares on that date). As such, 3A Productions Corp. became a wholly-owned subsidiary of Belltower Entertainment Corp.

On September 19, 2008 a corporation was formed under the laws of the Sate of California called Y2K Productions, Inc. and on September 19, 2008, Belltower Entertainment Corp. acquired one hundred shares of its common stock (100% of the issued and outstanding shares on that date). As such, Y2K Productions Inc. became a wholly-owned subsidiary of Belltower Entertainment Corp.

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


               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

As of January 31, 2009 property, plant and equipment consisted of the following:

                             January 31, 2009     January 31, 2008
                             ________________     ________________

Furniture and fixtures           $  1,405               $  -
Office equipment                    9,082                  -
Leashold improvements               6,415                  -
                                 ________               ____
                                   16,902                  -
Accumulated depreciation           (5,328)                 -
                                 ________               ____
Total                            $ 11,574               $  -
                                 ========               ====

Depreciation expense for the nine months ended January 31, 2009 and 2008 was $5,328 and $0, respectively.

INTANGIBLE ASSETS

The Company has the following intangible assets as of January 31, 2009:

                             January 31, 2009     January 31, 2008
                             ________________     ________________

Goodwill                         $164,884               $  -
Film revenue interest              20,000                  -
Logo design                        15,000                  -
                                 ________               ____
Total                            $199,884               $  -
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

We did not have any off-balance sheet arrangements as of January 31, 2009.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Britton International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the nine month period ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year ending April 30, 2009.

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

     As of January 31, 2009 intangible assets consist of the following:


          Goodwill                       $ 164,884
          Film revenue interest             20,000
          Logo                              15,000
                                         _________
                                           199,884
          Accumulated amortization               -
                                         _________
                                         $ 199,884
                                         =========


     Amortization expense was $0 for the nine month period ended January 31, 2009.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

At January 31, 2009, the Company had a related party shareholder loan outstanding of $63,195. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. As of January 31, 2009 there was $6,087 of accrued interest.

As of January 31, 2009, the company also has a non interest bearing related party shareholder loan outstanding of $145,632 owed to a director and officer of the Company.

NOTE 8 - LOAN PAYABLE

The Company has a note payable to an individual in the amount of $25,000. The loan is due upon demand.

NOTE 9 - COMMITTMENTS

The Company leases office facilities under an operating lease which terminates on April 30, 2009. The lease contains an option to continue on a month-to-month basis after April 30, 2009, subject to either party's right to give each other not less than sixty (60) days written notice of intention to terminate, which notice shall be effective no earlier than April 30, 2009. Rental expense for this lease consisted of $28,800 for the nine months ended January 31, 2009. The Company has future minimum lease obligations as follows:

     Twelve months ending January 31,

     2010         $ 9,600
     2011               -
     2012               -
                  ________
          Total   $ 9,600
                  ========

NOTE 10 - SUBSEQUENT EVENT

On March 4, 2009 our Board of Directors declared a 1 for 2 reverse stock split which will be effective as of March 16, 2009. The current authorized number of shares will be reduced from 100,000,000 to 50,000,000 shares with the par value remaining at $0.0001 per share.

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

Liquidity

As of January 31, 2009, we had total assets of $235,303 and total liabilities of $307,344 and we had a negative net worth of ($72,041). As of April 30, 2008, we had total assets of $1,506 and total liabilities of $93,171 and a negative net worth of ($91,665).

As of January 31, 2009 we had a cash balance of $330, as of April 30, 2008 we had $910.

We have had no revenues from May 1, 2008 through January 31, 2009. We have an accumulated deficit from inception through April 30, 2008 of $183,102 and as of January 31, 2009 of $349,738. We have a related party advance of $62,195 as of April 30, 2008. As of January 31, 2009, the related party advance was $208,827, consisting of $63,195 loaned at 5% annual interest rate and $145,632 interest free.

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

Management has concluded that our internal control over financial reporting was effective as of quarter ended January 31, 2009.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES...................None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS...................None

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



Dated: March 17, 2009



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