Form 10-K
period 2009-04-30
BELLTOWER ENTERTAINMENT CORP.
filed 2009-08-12
CIK 1336747

Commission File No. 000-52861


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the Fiscal Year Ended: April 30, 2009

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                     For the Transition Period From __ to __


                          BELLTOWER ENTERTAINMENT CORP.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEVADA                                               47-0926554
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


   11684 Ventura Boulevard, Suite 685
            Studio City, CA                                             91604
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (877) 355-1388


       Securities to be registered pursuant to Section 12(b) of the Act:

                                      None


       Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               __________________
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

________________________________________________________________________________

                                           Non-accelerated filer        Smaller
Large accelerated                        (Do not check if a smaller    reporting
      filer          Accelerated filer       reporting company)         company
       [ ]                 [ ]                      [ ]                    [X]
________________________________________________________________________________

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $6,056,606.

     As of April 30, 2009, the Registrant had 37,231,424 shares of Common Stock, $0.001 par value, issued and outstanding. As of the date hereof, the Registrant had 37,981,424 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

Item 1.  Business                                                             4

Item 1A. Risk Factors                                                         4

Item 1B. Unresolved Staff Comments                                            9

Item 2.  Properties                                                           9

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   11

Item 6.  Selected Financial Data                                             13

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          15

Item 8.  Financial Statements and Supplementary Data                         16

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            18

Item 9A. Controls and Procedures                                             18

Item 9B. Other Information                                                   19


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              19

Item 11. Executive Compensation                                              21

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          21

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                        22

Item 14. Principal Accountant Fees and Services                              23


                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                          24

Signatures                                                                   25

                                     PART I


ITEM 1.   BUSINESS.

     Belltower Entertainment Corp, formerly Britton International Inc. (sometimes the "Company") is a Nevada corporation incorporated on August 1, 2003. On September 5, 2008, we acquired all of the outstanding shares of capital stock of CaliCo Entertainment Group, Inc. ("CaliCo) from the shareholders of CaliCo and the Company (directly or through Calico) is currently engaged in the production, as an independent filmmaker, and in distribution of feature length and shorter length movies.

     The Company believes that the entertainment industry is experiencing major market expansion along with major structural and technological change. Although the industry is dominated by the major studios, the Company believes that there is still opportunity for independent filmmakers in the domestic and foreign markets.

     We currently own a 20% revenue interest in an original literary composition and completed film project called "Stuck" that we acquired from Prodigy Pictures Inc. in 2007; said revenue interest is subject to the repayment of prior financing on the film from the net proceeds from distribution. Our interest and participation in the investment is passive and we will be relying upon Prodigy Pictures Inc. to monitor the investment. Prodigy Pictures Inc. currently owns a 40% revenue interest in the film and owns approximately 2% of our issued and outstanding common stock.

     In addition, we are in the process of developing a production slate of future projects. We are developing a film project currently known as "Dance the Green," a story of a legendary golfer named Moe Norman. Further, we are developing a film project currently known as "A Kid for Christmas," a family comedy. Further, we are currently negotiating for other potential feature film projects. We anticipate that any selection of a film project and our participation in the venture may be complex and extremely risky. Further, there can be no assurance that any of our production slate will be completed or if completed, successful. Due to current general economic condition and the shortages of available capital, there is no assurance that we will be able to identify and evaluate other suitable film projects.

     We intend to use outside financing wherever it is possible for our film projects. This ability will allow the Company to attract higher quality independent projects. Typically a single purpose entity specific to the film project is established to produce and finance the film. We have formed Y2K Productions, Inc. and 3A Productions Corp, to serve as these entities. This entity, with the Company or CaliCo, then contracts with the financing parties and the owners of the film project. We will be competing, however, with other established and well-financed entities. Our competitive advantage is that we will be able to provide the targeted independent project with less production restrictions and a larger ownership in the completed project. We further have had preliminary negotiations, at a favorable cost, with established production facilities in Canada and China. There is no assurance that these negotiations will result in enhancing or increasing our competitive advantage, if any, or result in us utilizing the production facility or completing a film project.


ITEM 1A.  RISK FACTORS.

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

     We believe that a production's theatrical success is dependent upon general public acceptance, marketing, advertising and the quality of the production.
The Company's production will compete with numerous independent and foreign productions, in addition to productions produced and distributed by a number of major domestic companies, many of which are divisions of conglomerate corporations with assets and resources substantially greater than that of ours. Our management believes that in recent years there has been an increase in competition in virtually all facets of our business. The growth of pay-per-view television and the use of home video products may have an effect upon theater attendance and non-theatrical motion picture distribution. As we may distribute productions to all of these markets, it is not possible to determine how our business will be affected by the developments, and accordingly, the resultant impact on our financial statements. Moreover, audience acceptance can be affected by any number of things over which we cannot exercise control, such as a shift in leisure time activities or audience acceptance of a particular genre, topic or actor

3. The competition for booking screens may have an adverse effect to any theatrical revenues.

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


ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     The Securities and Exchange Commission has made a limited review of our financial statements as contained in our Form 10-KSB for the fiscal year ended April 30, 2008, filed on August 13, 2008 and our Form 10-Q for the fiscal quarter ended July 31, 2008 filed on September 22, 2008. The financial statements, and other information contained in this Form 10-K has been prepared by the Company and its auditors after giving consideration to the comments, and it is contemplated that we will file amendments to each of the forms to respond to the comments. Until such time as the amendments have been filed and the Securities and Exchange Commission has completed the review of the amendments, the comments remain unresolved.


ITEM 2.   PROPERTIES.

     We were located at 401 Wilshire Boulevard, Suite 1065, Santa Monica, California 90401 under a sublease that expired on April 30, 2009 and now we utilize the executive office and mailing service at 11684 Ventura Boulevard, Suite 685, Studio City, California 91604. This space is located near the major production studios in Los Angeles County. The Company intends to maintain an office at the production studios during primary filming (usually furnished without cost) and it is anticipated that this arrangement will remain until such time as the Company completes the production of a film property. Until we complete production of a film property, we believe that this arrangement will meet our initial needs. Thereafter, we will need to obtain alternate space and that space is readily available in Studio City, California.


ITEM 3.   LEGAL PROCEEDINGS.

     There is no litigation pending or threatened by or against the Company.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to the Company's security holders.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a)  Market Price.

     The Company's common stock is publicly traded in the over-the-counter market in the OTC Bulletin Board System under the ticker symbol BTOW. The following table sets forth the reported high and low prices of our common stock for each quarter during fiscal 2009. The prices have been adjusted to reflect our reverse split on a 1 for 2 basis on March 16, 2009. The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

                        Fiscal Year Ended April 30, 2009
                        _________________________________
                        Quarter         High         Low
                        _________________________________

                        First          $1.70        $1.50
                        Second         $0.70        $0.70
                        Third          $0.50        $0.50
                        Fourth         $0.24        $0.24
                        _________________________________

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     (b)  Holders.

     There are forty two (42) holders of the Company's Common Stock of record.

     Currently, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a six month holding period, under certain circumstances, has unlimited public resales under said Rule if the seller complies with said Rule.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions) issued by a shell company. Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11) if the seller complies with said Rule.

     (c)  Dividends.

     We have declared no stock or cash dividends and we do not intend to declare or pay any dividends in the future.

     (d)  Application of California law.

     Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of our Common Stock may be entitled to one vote for each share of Common Stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of Common Stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

     (e)  Purchases of Equity Securities.

     We (and affiliated purchasers) have made no purchases or repurchases of any securities of the Company or any other issuer.

     (f)  Securities Authorized for Issuance under an Equity Compensation Plan.

     We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

     (g)  Recent Sale of Unregistered Securities

     As of April 30, 2009, we have had no recent sale of unregistered stock. Subsequent to the year end, we sold and issued an aggregate of 750,000 shares of common stock at $0.10 per share for accrued legal services and accounting services to two issuees. The cancellation of indebtedness was recognized as of April 30, 2009. The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each of the two shareholders had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.


ITEM 6.   SELECTED FINANCIAL DATA.

     Not applicable to smaller reporting companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2009 AND 2008.

     The following table presents the statements of operations for the year ended April 30, 2009 as compared to the comparable period of April 30, 2008. The discussion following the table is based on these results.

                                                2009              2008
                                             __________        _________

Revenue, net                                 $        -        $       -

Cost of sales                                         -                -
                                             __________        _________

     Gross profit                            $        -        $       -

General and administrative expenses             307,860           31,020
                                             __________        _________

     Loss from operations                      (307,860)         (31,020)
                                             __________        _________

Other (Income) Expense
   Interest income                                   (3)             (10)
   Other (income) expense                            22                -
   Interest expense                               3,147            1,603
                                             __________        _________

     Total Other (Income) Expense                 3,166            1,593
                                             __________        _________

Income (loss) before income taxes            $ (311,027)       $ (32,613)

   Provision for income tax                           -                -
   Net loss from discontinued operations              -          (20,492)
                                             __________        _________

Net income (loss)                            $ (311,027)       $ (53,105)
                                             ==========        =========

NET REVENUE

     Net revenue for the years ended April 30, 2009 and 2008 totaled $0.

COST OF SALES

     Cost of sales for the years ended April 30, 2009 and 2008 totaled $0.

OPERATING EXPENSE

     General and administrative expenses for the year ended April 30, 2009 totaled $307,860, compared to $31,020 for the year ended April 30, 2008, an increase of $276,840, or approximately 892%. The increase in general and administrative expenses is primarily due to salary and professional fees (legal, accounting and auditing) incurred of $186,670 in the current year end compared to $29,134 for the prior year end.

     In addition to the increases in salary and professional fees, during the year 2009 Belltower incurred another $40,940 in expenses related to rental of office space and $50,465 in travel and consulting expenses related to project development.

Income (Loss) from Operations

     Income (loss) from operations for the year ended April 30, 2009 totaled $(307,860), compared to $(31,020), for the year ended April 30, 2008, an increase of $276,840, or approximately 892%. The increase in loss from operations was primarily due to the reasons stated above.

NON-OPERATING EXPENSE

     Non-operating expenses for the year ended April 30, 2009 totaled $3,166, compared to $1,593 for the year ended April 30, 2008, an increase of $1,573, or approximately 99%. The increase in non-operating expenses is due to an increase in interest expense of $1,544 during the current year end.

NET LOSS

     Net loss from operations for the year ended April 30, 2009 totaled $(311,027), compared to $(53,105), for the year ended April 30, 2008, an increase of $257,922, or approximately 486%. The decrease in net loss was primarily due to the reasons stated above.

LIQUIDITY

     As of April 30, 2009, Belltower had total assets of $258,811 and total liabilities of $475,244 and we had a negative net worth of ($216,433). As of April 30, 2008, Belltower had total assets of $1,506 and total liabilities of $93,171 and a negative net worth of ($91,665).

     As of April 30, 2009 The Company had a cash balance of $9,724, as of April 30, 2008 The Company had a cash balance of $910.

     Belltower has had no revenues from May 1, 2008 through April 30, 2009. We have an accumulated deficit from inception through April 30, 2009 of $494,130. We had a related party advance of $62,195 as of April 30, 2008. As of April 30, 2009, the related party advance was $325,042, consisting of $63,195 loaned at 5% annual interest rate and $261,847 interest free.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.











                          BELLTOWER ENTERTAINMENT CORP.
                     (Formerly Britton International, Inc.)
                        (A Development Stage Enterprise)

                                     AUDITED
                                FINANCIAL REPORTS

                                 APRIL 30, 2009
                                 APRIL 30, 2008

                          BELLTOWER ENTERTAINMENT CORP.
                     (Formerly Britton International, Inc.)
                        (A Development Stage Enterprise)

                                    CONTENTS








______________________________________________________________________________

FINANCIAL STATEMENTS

   Reports of Independent Registered Public Accounting Firms            F-1-2

   Balance Sheets                                                         F-3

   Statements of Operations                                               F-4

   Statement of Stockholders' Deficit                                     F-5

   Statements of Cash Flows                                               F-6

   Notes to Financial Statements                                       F-7-15
______________________________________________________________________________

                           BRITTON INTERNATIONAL INC.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Britton International Inc.


We have audited the accompanying balance sheet of Belltower Entertainment Corp. (formerly Britton International Inc.) (the Company) as of April 30, 2008 and the related statements of operations, stockholders' (deficit), and cash flows for the year ended April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Britton International Inc. as of April 30, 2008 and the results of its operations, stockholders' (deficit), and its cash flows for the year ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 the Company has accumulated operating losses since its inception and has limited business operations, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ SCHUMACHER & ASSOCIATES, INC.
_________________________________
    Schumacher & Associates, Inc.



Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211



July 31, 2008

ACSB                         ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP
________________________________________________________________________________

517 Route One                                                 11 Broadway
Iselin, New Jersey 08830                                      Suite 766
732.855.9600                                                  New York, NY 10004
Fax: 732.855.9559                                             212.867.1319
www.acsbco.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
Belltower Entertainment Corp.

We have audited the accompanying balance sheets of Belltower Entertainment Corp. as of April 30, 2009, and the related statement of operations, shareholders' equity and cash flows for the year ended April 30, 2009. Belltower Entertainment Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Belltower Entertainment Corp. as of April 30, 2009 and the results of its operations and its cash flows for the years ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Acquavella, Chiarelli, Shuster, Berkower & Co. LLP
Certified Public Accountants


New York, NY
July 21, 2009




________________________________________________________________________________
New York            o            New Jersey            o          Cayman Islands


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                           April 30,
                                                                   _________________________
                                                                     2009            2008
                                                                   _________       _________
                                     ASSETS

Current Assets
   Cash and cash equivalents                                       $   9,724       $     910
   Prepaid expenses                                                        -             596
                                                                   _________       _________

     Total Current Assets                                              9,724           1,506

   Fixed assets, net                                                   7,586               -
   Film costs                                                         46,618               -
   Goodwill                                                          164,884               -
   Intangible assets                                                  30,000               -
                                                                   _________       _________

     Total Assets                                                  $ 258,811       $   1,506
                                                                   =========       =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable                                                $  32,767       $  17,266
   Due to related parties                                            325,042          62,195
   Accrued liabilities                                               110,577          10,000
   Accrued interest                                                    6,857           3,710
                                                                   _________       _________
     Total Current Liabilities                                       475,244          93,171
                                                                   _________       _________

STOCKHOLDERS' EQUITY (DEFICIT)

   Common shares, 50,000,000 shares with par value $0.0001
     authorized, and 37,231,424 issued and outstanding as of
     April 30, 2009 and 35,403,135 as of April 30, 2008                  602             236
   Additional paid in capital                                        277,094          91,201
   Retained deficit                                                 (494,130)       (150,489)
   Retained deficit from development stage                                 -         (32,613)
                                                                   _________       _________

     Total Stockholders' Equity (Deficit)                           (216,433)        (91,665)
                                                                   _________       _________

     Total Liabilities and Stockholders' Equity (Deficit)          $ 258,811       $   1,506
                                                                   =========       =========


The accompanying notes are an integral part of these audited consolidated financial statements.



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     For the Years Ended April 30,
                                                     _____________________________
                                                        2009              2008
                                                     ___________       ___________

Revenue                                              $         -       $         -
                                                     ___________       ___________

General, selling and
   administrative expenses                               307,860            31,020
                                                     ___________       ___________

Net loss from operations                                (307,860)          (31,020)
                                                     ___________       ___________

Nonoperating income ( expense )

   Interest income                                             3                10
   Interest expense                                       (3,147)           (1,603)
   Other income (expense) net                                (22)                -
                                                     ___________       ___________

Total nonoperating income ( expenses )                    (3,166)           (1,593)
                                                     ___________       ___________


Loss before provision for income tax                    (311,027)          (32,613)

Provision for income taxes                                     -                 -
Net loss from discontinued operations                          -           (20,492)
                                                     ___________       ___________


Net loss                                                (311,027)          (53,105)
                                                     ===========       ===========

Net loss per share:
   Basic and Diluted                                 $   (0.0085)      $   (0.0015)
                                                     ===========       ===========

Weighted average number of shares outstanding:
   Basic and Diluted                                  36,625,841        35,133,546
                                                     ===========       ===========


The accompanying notes are an integral part of these audited consolidated financial statements.



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            For the Years Ended April 30,
                                                            _____________________________
                                                                2009            2008
                                                            ___________       ___________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(311,027)      $ (53,105)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                  9,316               -
   Shares to be issued for professional fees                     75,000               -
   Accrued interest on loans                                      3,147           1,603
      (Increase) / decrease in current assets:
      Film costs                                                (46,618)              -
      Prepaid expenses                                              596             129
      Accounts receivable                                             -          (2,356)
      Increase / (decrease) in current liabilities:
      Accounts payable                                           15,501          20,388
      Accrued expenses                                           25,577               -
                                                              _________       _________

   Total Adjustments                                             82,520          19,764
                                                              _________       _________

   Net cash used in operating activities                       (228,506)        (33,341)
                                                              _________       _________

   Net cash used by discontinued operations                           -          (6,857)
                                                              _________       _________

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash acquired during acquisition                                (432)              -
   Purchase of fixed assets                                     (16,902)              -
   Purchase of intangible assets                                (10,000)              -
                                                              _________       _________

   Net cash used in investing activities                        (27,334)              -
                                                              _________       _________

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                        20,658          20,000
   Proceeds from related party loans                            243,995          16,428
                                                              _________       _________

   Net cash provided by investing activities                    264,653          36,428
                                                              _________       _________

   Net increase/(decrease) in cash and cash equivalents           8,814          (3,770)

   Cash and cash equivalents, beginning of year                     910           4,680
                                                              _________       _________

   Cash and cash equivalents, end of year                     $   9,724       $     910
                                                              =========       =========


The accompanying notes are an integral part of these audited consolidated financial statements.



                           BRITTON INTERNATIONAL INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                           Deficit
                                                                                          (Accumulated   Accumulated
                                                   Capital   Additional                     deficit)     During the        Total
                                                    Stock     Paid in     Comprehensive     Retained     Development   Stockholders'
                                       Shares      Amount     Capital        Income         Earnings        Stage         Equity
                                     ___________   _______   __________   _____________   ____________   ___________   _____________

Balance April 30, 2007               110,703,135   $   738    $ 70,699       $ (338)       $ (129,997)    $      -       $ (58,898)

Common shares issued for cash at
   $0.25 on July 20, 2007 (Note 6)     1,200,000         8      19,992                                           -          20,000


Stock cancellation October 1, 2007
   (Note 6)                          (76,500,000)     (510)        510                                           -               -

Net loss during Period from May 1,
   2007 to October 2, 2007                     -         -           -          338           (20,492)           -         (20,154)

Net loss for during Period from
   October 3, 2007 to  April 30,
   2008                                        -         -           -            -                 -      (32,613)        (32,613)
                                     ___________   _______    ________       ______        __________     ________       _________

Balance April 30, 2008                35,403,135   $   236    $ 91,201       $    -        $ (150,489)    $(32,613)      $ (91,665)
                                     ___________   _______    ________       ______        __________     ________       _________

Issuance of stock in exchange of
   100% of issued and outstanding
   shares of Calico Entertainment
   Group Inc.                          1,725,000       345     165,255                                                     165,600

Issuance of shares for cash on May
   28, 2008 at $0.10                     103,289        21      20,637                                                      20,658

Transfer from development stage
   entity                                                                                     (32,613)      32,613               -

Net loss for the year ended April
   30, 2009                                                                                  (311,027)                    (311,027)
                                     ___________   _______    ________       ______        __________     ________       _________

 Balance April 30, 2009               37,231,424   $   602    $277,094       $    -        $ (494,129)    $      -       $(216,433)
                                     ___________   _______    ________       ______        __________     ________       _________


The accompanying notes are an integral part of these audited consolidated financial statements.


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2009


NOTE 1 - NATURE OF OPERATIONS

Belltower Entertainment Corp. ("Belltower", "We", or the "Company") was incorporated in the State of Nevada on August 1, 2003. We were established as an online retailer of jewelry, watches and jewelry related products. Our jewelry business was discontinued on October 2, 2007.

On September 5, 2008, the Company acquired all of the issued and outstanding stock of Calico Entertainment Group, Inc. in exchange for 1,725,000 (reverse split adjusted) newly issued shares of Belltower. Upon completion of the transaction the shareholders of Calico owned approximately 5% of the issued and outstanding shares of Belltower.

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

Our fiscal year end is April 30th.

On September 15, 2008 a corporation was formed under the laws of the Sate of Nevada named 3A Productions Corp. and on September 15, 2008, Belltower Entertainment Corp. acquired one hundred shares of its common stock (100% of the issued and outstanding shares on that date). As such, 3A Productions Corp. became a wholly-owned subsidiary of Belltower Entertainment Corp.

On September 19, 2008 a corporation was formed under the laws of the Sate of California named Y2K Productions, Inc. and on September 19, 2008, Belltower Entertainment Corp. acquired one hundred shares of its common stock (100% of the issued and outstanding shares on that date). As such, Y2K Productions Inc. became a wholly-owned subsidiary of Belltower Entertainment Corp.

Belltower Entertainment Corp., through its wholly owned subsidiaries, Calico Entertainment Group, Y2K Productions, Inc. and 3A Productions Corp. is a producer and distributor of feature length motion pictures.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


               Equipment                              3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                            5 years

As of April 30, 2009 and 2008 property, plant and equipment consisted of the following:

                                  April 30, 2009     April 30, 2008
                                  ______________     ______________

     Furniture and fixtures          $  1,405             $  -
     Office equipment                   9,082                -
     Leashold improvements              6,415                -
                                     ________             ____
                                       16,902                -

     Accumulated depreciation          (9,316)
                                     ________             ____

     Total                           $  7,586             $  -
                                     ========             ====

Depreciation expense for the year ended April 30, 2009 and 2008 was $9,316 and $0, respectively.

INTANGIBLE ASSETS

The Company has the following intangible assets as of April 30, 2009 and 2008:

                                  April 30, 2009     April 30, 2008
                                  ______________     ______________

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

RECLASSIFICATION

Certain prior year accounts have been reclassified to conform to the current year's presentation.

DEVELOPMENT STAGE ENTERPRISE

The Company through its acquisition of Calico Entertainment Group, Inc., 3A Productions Corp. and Y2K Productions, Inc. is no longer considered a development stage company as it was during the year ended April 30, 2008. The Company is now engaged in the business of development and production of feature films.

OTHER

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment.

We did not have any off-balance sheet arrangements as of April 30, 2009.

NOTE 3 - GOING CONCERN

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and currently has limited business operations, which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent on further financial support of investors and management. Once the Company has established a new business unit, the Company intends to attempt to acquire additional operating capital through equity offerings to the public to fund its business plan but there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning July 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

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

Various additional accounting pronouncements have been issued during 2008 to 2009, none of which are expected to have any material effect on the financial statements of the Company.


NOTE 5 - INTANGIBLE ASSETS

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

     As of April 30, 2009 intangible assets consist of the following:

          Goodwill                     $164,884
          Film revenue interest          20,000
          Logo                           10,000
                                       ________
                                        194,884
          Accumulated amortization            -
                                       ________
                                       $194,884
                                       ========

     Amortization expense was $0 for the year ended April 30, 2009.


NOTE 6 - INCOME TAXES

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows ("NOL" denotes Net Operating Loss):

                Estimated                 Estimated
   Year            NOL                       Tax
  Ending         Carry -        NOL        Benefit       Valuation     Net Tax
 April 30,       forward      Expires      From NOL      Allowance     Benefit
______________________________________________________________________________

   2004         $  (4,737)     2024       $     711      $   (711)     $     -

   2005            (8,925)     2025           1,339        (1,339)           -

   2006          (44,040)      2026           6,606        (6,606)           -

   2007          (72,633)      2027          10,895       (10,895)           -

   2008         (53,105)       2028           7,966        (7,966)           -

   2009         (311,027)      2029         104,550      (104,550)           -
                _________                 _________      _________     _______

                $(494,467)                $ 132,067      $(132,067)    $     -
                =========                 =========      =========     =======


The total combined valuation allowance for the year as of April 30, 2009 and 2008 is $(132,067) and $(27,517), respectively.


NOTE 7 - COMMON STOCK ISSUED

On July 20, 2007, the Company issued 40,000 (reverse split adjusted) shares of its common stock in a private offering at $0.25 per share for aggregate proceeds of $20,000.

On October 1, 2007, the Board of Directors authorized the cancellation of 2,550,000 (reverse split adjusted) shares of its common stock which were submitted for cancellation by its CEO as to 2,275,000 (reverse split adjusted) shares and a related party as to 275,000 shares (reverse split adjusted). This cancellation resulted in the revaluation of share capital as follows: (i) Common Stock was revalued from $746 to $236, based on par value of $0.0001 times 5,100,000 common shares; and (ii) Paid In Capital was adjusted from $90,691 to $91,201.

On October 2, 2007, the Board of Directors authorized a 30 for 1 forward stock split which became effective November 15, 2007. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split and stock dividend had taken place at the earliest date shown.

On May 28, 2008 the Company issued 103,039 shares (reverse split adjusted) of its common stock in a private offering at $0.10 per share for aggregate proceeds of $20,658.

On September 5, 2008 Belltower acquired 100% of the issued and outstanding shares of Calico Entertainment Group, Inc. (Calico) in exchange for 1,725,000 shares (reverse split adjusted) of Britton common stock. The purchase of Calico was recorded at $0.06 per share, the fair market value of the stock on the date that the transaction with Calico was announced, less a 20% discount due to restrictions placed on the issued stock. The value of the purchase was recorded at $165,600.

On March 16, 2009 a 1 for 2 reverse stock split became effective. Our authorized shares were reduced from 100,000,000 to 50,000,000 accordingly with par value remaining at $0.0001 per share.


NOTE 8 - RELATED PARTY TRANSACTIONS

At April 30, 2009, the Company had a related party shareholder loan outstanding of $63,195. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. As of April 30, 2009 there was $6,857 of accrued interest.

As of April 30, 2009, the company also has a non interest bearing related party shareholder loan outstanding of $261,847 owed to a director and officer of the Company.


NOTE 9 - COMMITMENTS

The Company leased office facilities under an operating lease which terminated on April 30, 2009. The lease contained an option to continue on a month-to-month basis after April 30, 2009, subject to either party's right to give each other not less than sixty (60) days written notice of intention to terminate, which notice was given and was effective on April 30, 2009. Rental expense for this lease consisted of $28,800 for the year ended April 30, 2009. The Company has no future minimum lease obligations as follows:


NOTE 10 - DISCONTINUED OPERATIONS

Due to general economic conditions and other factors, the Company initiatives to create an online retail jewelry business were unsuccessful and on October 2, 2007 the operating assets of the Company were sold and its jewelry business was discontinued.

The components of discontinued operations are:


                                                     Period from                              August 1, 2003
                                                   May 1, 2007 to        May 1, 2006 to       through
                                                   October 2, 2007       April 30, 2007       October 2, 2007
                                                   _______________       ______________       _______________

REVENUES:
   Sales                                             $       878          $    35,873           $   302,427
   Cost of Goods Sold                                       (704)              32,138              (271,808)
                                                     ___________          ___________           ___________
GROSS MARGIN                                         $       174          $     3,735           $    30,619

EXPENSES:
   Website expenses                                  $       266          $     4,553           $    14,131
   Directors & Officers fees                                   -                    -                   500
   Professional fees                                      16,224               61,329               127,882
   Advertising                                                 -                    -                 3,944
   Depreciation                                              196                2,450                12,077
   Administrative expenses                                 2,728                6,781                18,370
   Bad debt expense                                            -                    -                 1,020
                                                     ___________          ___________           ___________
     Total expenses                                  $    19,414          $    75,113           $   177,924

Net Income (loss) from operations                        (19,240)             (71,378)             (147,305)
Interest income                                               70                  146                   518
Interest expense                                            (984)              (1,363)               (3,364)
Adjustment to recognize prior years' foreign
currency translation losses                                 (338)                                      (338)
                                                     ___________          ___________           ___________
Net Income (loss)                                    $   (20,492)         $   (72,595)          $  (150,489)
                                                     ===========          ===========           ===========

Loss per common share                                $       Nil          $       Nil           $       Nil

Weighted average shares outstanding                   70,806,270           70,806,270            70,806,270

OTHER COMPREHENSIVE INCOME (LOSS):
Net Income (loss)                                    $   (20,492)         $   (72,595)          $  (150,489)
Foreign currency translation adjustment                      338                  (38)                  338
                                                     ___________          ___________           ___________
Total Other Comprehensive Income (Loss)              $   (20,154)         $   (72,633)          $  (150,151)
                                                     ===========          ===========           ===========



NOTE 11 - SUBSEQUENT EVENTS

On May 27, 2009 the Board of Directors approved the payment of accrued legal services with the issuance of 500,000 shares of our common stock. The stock was valued at $0.10 per share. The $50,000 expense was recognized as of April 30, 2009.

On June 23, 2009 the Board of Directors approved the payment of accrued financial consulting services with the issuance of 250,000 shares of our common stock. The stock was valued at $0.10 per share. The $25,000 expense was recognized as of April 30, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     We have had no changes in or disagreements with our accountants on accounting and financial disclosures.


ITEM 9A.  CONTROLS AND PROCEDURES.

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

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

     We conclude that our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

     There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     The Company is not an "accelerated filer" for the 2008 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.


ITEM 9B.  OTHER INFORMATION.

     Other than the Form 8-Ks filed during the fourth quarter, we have no other information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


     Name                          Ages             Position

     Jacek Oscilowicz               36      Director
     725 Kendall Lane
     Boulder City, NV  88005

     Donald K. Bell                 44      President and Director
     401 Wilshire Blvd                      (Principal Executive) and
     Suite 1065                             Chief Financial Officer
     Santa Monica, CA  90401

     JACEK OSCILOWICZ - Jacek Oscilowicz formed, in August 2003, Britton and was appointed to the Board of Directors in August 2003 to serve for a term of one year. He has been re-appointed for additional one-year terms and was the sole director of Britton until the closing date. Mr. Oscilowicz was also appointed to the positions of President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer on August 7, 2003 and continued to hold those positions until the Closing Date.

     Mr. Oscilowicz was a member of Triamca, LLP, an American firm which specialized in the manufacture of building construction materials. Mr. Oscilowicz was, from 1999 to the present, the managing partner of Ravnhouse LLP, a holding company formed in 1999 to develop production of specialized designer stucco used in upscale home building projects. Beginning in August 2004, Mr. Oscilowicz also became a member of B.O.S.S. Technologies, LLC, a Nevada based private company, with interest in precious metal processing.

     DONALD K. BELL - Donald K. Bell formed, in June 2007, CaliCo and was the organizer and initial officer and director of and currently serves as its President and Chief Executive Officer and Financial and Accounting Officer.

     From February 2002 through October 2004, Mr. Bell was the President of Discovery Investments, Inc., now known as China Evergreen Environmental Corp, a company that specializes in waste water management in the Peoples Republic of China. Mr. Bell also served as the President of Auteo Media, Inc. from September 2002 until December 2003 and from September 2002 to June 2004, he was the Company's Secretary and Chief Financial Officer. The Company was engaged in the internet auto dealer consumer marketing business. Mr. Bell also holds various oil and gas leases and mining and exploration interests in closely held business entities.

     Our officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board of Directors.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

     We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-K.

Board Meetings.

     Our board held eight (8) meetings during the period covered by this annual report.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 11.  EXECUTIVE COMPENSATION.

     None of the our officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this report, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

     We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (a)  Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

                   Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Jacek Oscilowicz            6,750,000         17%
                  725 Kendall Lane
                  Boulder City, NV  88005

Common            Donald K. Bell              7,002,500         18%
                  11684 Ventura Boulevard
                  Suite 685
                  Studio City, CA  91604

          (*)  Record and Beneficial Ownership


     (b)  Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                   Name and
                  Address of                 Amount and
                  Beneficial                 Nature of        Percent
Title of Class       Owner                   Ownership (*)    of Class
______________________________________________________________________

Common            Jacek Oscilowicz             6,750,000        17%
                  725 Kendall Lane
                  Boulder City, NV  88005

Common            Donald K. Bell               7,002,500        18%
                  11684 Ventura Boulevard
                  Suite 685
                  Studio City, CA  91604

Common            All officers and directors  13,755,000        35%
                  as a group (two (2))

          (*)  Record and Beneficial Ownership

     (c)  Ownership and Change in Control.


     Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

     There are currently no arrangements that would result in a change in our control.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     On April 30, 2009, Donald K. Bell completed the purchased from Jacek Oscilowicz, a director (and a former President and Principal Accounting Officer) 6,750,000 shares of our outstanding common stock. The purchased shares constituted, in the aggregate, approximately 18.8% of the issued and outstanding shares of the Company's common stock.

     We had reported a change in control on September 8, 2008 in a Form 8-K filed with the Securities and Exchange Commission in connection with a closing of a Share Exchange Agreement, dated as of September 3, 2008, by and among the Company, CaliCo Entertainment Group, Inc., ("CaliCo") and the shareholders of CaliCo (the "Exchange Agreement"). Pursuant to the Exchange Agreement, the Company acquired all of the issued and outstanding shares of stock of CaliCo, in exchange for the issuance in the aggregate of 1,725,000 (as adjusted to give effect to the 1 for 2 reverse stock split effective March 16, 2009) shares of common stock of the Company, which shares represent 5% of the issued and outstanding capital stock of the Company after the consummation of the Exchange Agreement and the transactions contemplated thereby. At the closing, Donald K. Bell received 252,000 shares of common stock, as adjusted for the subsequent reverse split.

     Donald K. Bell was added to the Board of Directors on September 5, 2008. This transaction was contemplated to be concurrent with the closing of the Exchange Agreement, without any additional consideration, but was not completed until April 30, 2009. We filed a Form 8-K on April 30, 2009 to reflect this transaction.

     As of April 30, 2009, we were obligated to Donald K. Bell for $261,847 for current loans made by him to the Company. A non affiliate shareholder of the Company arranged and participated with various third parties for the extension of the financial accommodations to Donald K. Bell (for the direct benefit of the Company) after the closing of the Share Exchange Agreement on September 8, 2008 and prior to April 30, 2009. Each of the various lenders to Donald K. Bell is a non affiliate person and each is a current shareholder.

     As of April 30, 2009, we were also obligated to a related party shareholder for $63,195 for a demand loan, and $6,857 in accrued interest at the rate of 5% per annum.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

                           Fiscal Year Ended
                               April 30,
________________________________________________

                          2008            2009
________________________________________________

Audit Fees               $15,400         $20,750

Audit Related Fees       $     0         $     0

Tax Fees                 $     0         $     0

All Other Fees           $     0         $     0

Pre Approval of Services by the Independent Auditor

     The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Schmacher & Associates, Inc., LLC and Acquavella, Chiarelli, Shuster, Berkower & Co., LLP were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     There are no reports on Form 8-K incorporated herein by reference.

     We are a reporting company pursuant to the requirements of the 1934 Act and we file quarterly, annual and other reports with the Securities and Exchange Commission. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

     Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

     The following documents are filed as part of this report:

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 12, 2009


                                   BELLTOWER ENTERTAINMENT CORP.



                                   By: /s/ DONALD K. BELL
                                   _____________________________________________
                                           Donald K. Bell
                                           President, Chief Financial Officer
                                           and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 12, 2009


                                   BELLTOWER ENTERTAINMENT CORP.



                                   By: /s/ DONALD K. BELL
                                   _____________________________________________
                                           Donald K. Bell
                                           President, Chief Financial Officer
                                           and Director



                                   By: /s/ JACEK OSCILOWICZ
                                   _____________________________________________
                                           Jacek Oscilowicz
                                           Director