Form 10-Q
period 2009-07-31
BELLTOWER ENTERTAINMENT CORP.
filed 2009-09-21
CIK 1336747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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


   11684 VENTURA BOULEVARD, SUITE 684
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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At July 31, 2009, there were outstanding 37,981,424 shares of the Registrant's Common Stock, $.0001 par value and as of the date hereof, there are outstanding 38,721,424 shares of the Registrant's Common Stock, $.0001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                         BELLTOWER ENTERTAINMENT CORP.


        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                JULY 31, 2009


                                                                            Page

Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets (unaudited)                       F-1

     Condensed Consolidated Statements of Operations (unaudited)             F-2

     Condensed Consolidated Statements of Cash Flows (unaudited)             F-3

     Notes to Financial Statements                                           F-4


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                                     July 31,            April 30,
                                                                 ________________     ______________
                                                                       2009                2009
                                                                 ________________     ______________
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $      996           $     9,724
   Prepaid expenses                                                         -                     -
                                                                   __________           ___________

       Total Current Assets                                               996                 9,724

   Fixed assets, net                                                    6,759                 7,586
   Film costs                                                          70,743                46,618
   Goodwill                                                           164,884               164,884
   Intangible assets                                                   30,000                30,000
                                                                   __________           ___________

         Total Assets                                              $  273,382           $   258,811
                                                                   ==========           ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   28,281           $    32,767
   Due to related parties                                             354,003               325,042
   Accrued liabilities                                                 78,197               110,577
   Accrued interest                                                     7,654                 6,857
                                                                   __________           ___________

       Total Current Liabilities                                      468,135               475,244
                                                                   __________           ___________

STOCKHOLDERS' EQUITY (DEFICIT)

Common shares, 50,000,000 shares with par value $0.0001
   authorized, and 37,981,424 issued and outstanding as of
   July 31, 2009 and 37,231,424 as of April 30, 2009                      676                   602
Additional paid in capital                                            352,019               277,094
Retained deficit                                                     (547,448)             (494,130)
                                                                   __________           ___________

       Total Stockholders' Equity (Deficit)                          (194,753)             (216,433)
                                                                   __________           ___________

       Total Liabilities and Stockholders' Equity (Deficit)        $  273,382           $   258,811
                                                                   ==========           ===========


The accompanying notes are an integral part of these audited consolidated financial statements.



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three month periods ended
                                                                 July 31,
                                                   _____________________________________
                                                         2009                 2008
                                                   ________________     ________________

Revenue                                              $          -         $          -
                                                     ____________         ____________
General, selling and
   administrative expenses                                 52,523               19,197
                                                     ____________         ____________

Net loss from operations                                  (52,523)             (19,197)
                                                     ____________         ____________

Nonoperating income (expense)

   Interest income                                              -                    2
   Interest expense                                          (797)                (831)
   Other income (expense) net                                   -                  (22)
                                                     ____________         ____________

Total nonoperating income (expenses)                         (797)                (851)
                                                     ____________         ____________


Loss before provision for income tax                      (53,320)             (20,048)

Provision for income tax                                        -                    -
Net loss from discontinued operations                           -                    -
                                                     ____________         ____________

Net loss                                             $    (53,320)        $    (20,048)
                                                     ============         ============
Net loss per share:
   Basic and Diluted                                 $    (0.0014)        $    (0.0006)
                                                     ============         ============
Weighted average number of shares outstanding:
   Basic and Diluted                                   37,696,098           35,485,092
                                                     ============         ============


The accompanying notes to condensed consolidated financial statements are an integral part of this statement



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the three month period
                                                                       ended July 31,
                                                               _____________________________
                                                                 2009                 2008
                                                               _________           _________

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                  $ (53,320)          $ (20,048)

     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                   827                   -
        (Increase)/decrease in current assets:
        Film costs                                               (24,127)                  -
        Prepaid expenses                                               -                 (68)
        Increase/(decrease) in current liabilities:
        Accounts payable                                          (4,487)            (18,238)
        Accrued expenses                                           3,418                   -
                                                               _________           _________

     Total Adjustments                                           (24,369)            (18,306)
                                                               _________           _________

     NET CASH USED IN OPERATING ACTIVITIES                       (77,689)            (38,354)
                                                               _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash acquired during acquisition                                 -                (432)
      Purchase of fixed assets                                         -             (10,487)
      Purchase of intangible assets                                    -              (5,000)
                                                               _________           _________

     NET CASH USED IN INVESTING ACTIVITIES                             -             (15,919)
                                                               _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of Common stock                       40,000             20,659
     Proceeds from related party loans                            28,961             34,328
                                                               _________           _________

     NET CASH PROVIDED BY INVESTING ACTIVITIES                    68,961             54,987
                                                               _________           _________

     NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS         (8,728)               714

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                9,724                910
                                                               _________           _________

     CASH AND CASH EQUIVALENTS, ENDING OF PERIOD               $     996           $  1,624
                                                               =========           =========


The accompanying notes are an intergral part of these audited consolidated financial statements.


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)

                   Notes to Consolidated Financial Statements
                                  July 31, 2009



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


               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

As of July 31, 2009 and April 30, 2009 property, plant and equipment consisted of the following:

                                        July 31, 2009         April 30, 2009
                                     ____________________   ____________________
Furniture and fixtures            $                1,405 $                1,405
Office equipment                                   9,082                  9,082
Leasehold improvements                             6,415                  6,415
                                     ____________________   ____________________
                                                  16,902                 16,902
Accumulated depreciation                         (10,143)                (9,316)
                                     ____________________   ____________________

Total                             $                6,759  $               7,586
                                     ====================   ====================


Depreciation expense for the three months ended July 31, 2009 was $827 and for the year ended April 30, 2009 it was $9,316.

Intangible assets

The Company has the following intangible assets as of July 31, 2009 and April 30, 2009:

                                July 31, 2009        April 30, 2009
                             ____________________  ____________________
Goodwill                   $             164,884 $             164,884
Film revenue interest                     20,000                20,000
Logo design                               10,000                10,000
                             ____________________  ____________________

Total                      $             194,884 $             194,884
                             ====================  ====================



See Footnote 5 for further details.

Film Costs

Film costs include all direct costs incurred in the physical production of a film, such as the costs of story and scenario (film rights to books, stage plays, or original screenplays); compensation of cast, directors, producers, and extras; costs of set construction, operations, and wardrobe; costs of sound synchronization; costs of rental facilities on location; and postproduction costs (music, special effects, and editing). They can also include allocations of production overhead and capitalized interest costs. Film costs are capitalized until the production is completed. The costs are then amortized according to the individual-film-forecast method, as further described in Footnote 5.

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

We did not have any off-balance sheet arrangements as of July 31, 2009 and April 30, 2009.


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

Various additional accounting pronouncements have been issued during 2007 to 2009, none of which are expected to have any material effect on the financial statements of the Company.


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



                      As of July 31, 2009 and April 30, 2009 intangible assets consist of the following:

Goodwill                       $            164,884
Film revenue interest                        20,000
Logo                                         10,000
                                  __________________
                                            194,884
Accumulated amortization                          -
                                  __________________

                               $            194,884
                                  ==================



         There is no amortization as of July 31, 2009 and April 30, 2009.





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

On June 23, 2009 the Board of Directors approved the payment of accrued accounting services with the issuance of 250,000 shares of our common stock. The stock was valued at $0.10 per share. The $25,000 expense was recognized as of April 30, 2009.



Note 7 - Related Party Transactions

At July 31, 2009 and April 30, 2009, the Company had a related party shareholder loan outstanding of $63,195. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. Accrued interest as of July 31, 2009 and April 30, 2009 was $7,654 and $6,857, respectively.

As of July 31, 2009 April 30, 2009, the company also has a non interest  bearing
related  party   shareholder   loan   outstanding   of  $290,808  and  $261,847,
respectively, owed to a director and officer of the Company.

Note 8 - Commitments

The Company leased office facilities under an operating lease which terminated on April 30, 2009. The lease contained an option to continue on a month-to-month basis after April 30, 2009, subject to either party's right to give each other not less than sixty (60) days written notice of intention to terminate, which notice was given and was effective on April 30, 2009. Rental expense for this lease consisted of $28,800 for the year ended April 30, 2009. The Company has no future minimum lease obligations.


Note 9 - Subsequent Events

On August 31, 2009 the Company issued 600,000 shares of its common stock to an individual for $60,000, a price of $0.10 per share. As of July 31, 2009 the individual had already paid $40,000 of this amount. The remaining balance of $20,000 was paid in August 2009.

On August 14, 2009 the Company sold 140,000 shares of common stock to an individual for $14,000, or $0.10 per share.

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

In addition, we are in the process of developing a production slate of future projects. We are developing a film project currently known as "Dance the Green," a story of a legendary golfer named Moe Norman. Further, we are developing a film project currently known as "A Kid for Christmas," a family comedy and a film project currently known as "Smokescreen," an action-adventure story about marijuana smuggling based upon a Robert Sabbag novel of the same name. Further, we are currently negotiating for other potential feature film projects. We anticipate that any selection of a film project and our participation in the venture may be complex and extremely risky. Further, there can be no assurance that any of our production slate will be completed or if completed, successful. Due to current general economic condition and the shortages of available capital, there is no assurance that we will be able to identify and evaluate other suitable film projects.

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

Liquidity

As of July 31, 2009, we had total assets of $273,382 and total liabilities of $468,135 and we had a negative net worth of ($194,753). As of April 30, 2009, we had total assets of $258,811 and total liabilities of $475,244 and a negative net worth of ($216,433). As of July 31, 2009 we had a cash balance of $996, and as of April 30, 2009 we had a cash balance of $9,724.

We have had no revenues for the three month period ended July 31, 2008 and July 31, 2009. We have an accumulated deficit from inception through July 31, 2009 of $194,753 and as of April 30, 2009 of $216,433.

At July 31, 2009 and April 30, 2009, we had a related party shareholder loan outstanding of $63,195. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. As of July 31, 2009 and April 30, 2009, there was $7,654 and $6,857 in accrued interest due, respectively.

As of July 31, 2009 and April 30, 2009, we also had a non interest bearing related party shareholder loan outstanding of $290,808 and $261,847, respectively, owed to a director and officer of the Company.

Additional Financing after July 31, 2009

On August 31, 2009, we sold and issued 600,000 shares of our common stock to an individual for $60,000, at a price of $0.10 per share. As of July 31, 2009, the individual had already paid $40,000 of this amount. The remaining balance of $20,000 was paid in August 2009. In addition, on August 14, 2009 we sold and issued 140,000 shares of common stock to an individual for $14,000, or $0.10 per share.


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

Management has concluded that our internal control over financial reporting was effective as of the quarter ended July 31, 2009.

The Company was not an "accelerated filer" for the 2009 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the quarter ending July 31, 2009, we sold and issued an aggregate of 750,000 shares of common stock at $0.10 per share for accrued legal services and accounting services to two issuees. The cancellation of indebtedness was recognized as of April 30, 2009. The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each of the two shareholders had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................................None

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.................None

ITEM 5 - OTHER INFORMATION..................................................None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There were three Form 8-K's filed in the quarter for which this report is filed. These filings occurred on June 16, 2009, July 1, 2009 and on July 29, 2009.

The following exhibits are filed with this report:

   31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

   31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

   32.1 Section 1350 Certification - Chief Executive Officer.

   32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 21, 2009



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