Form 10-Q
period 2009-10-31
BELLTOWER ENTERTAINMENT CORP.
filed 2009-12-21
CIK 1336747

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

At October 31, 2009, there were outstanding 40,371,424 shares of the Registrant's Common Stock, $.0001 par value and as of the date hereof, there are outstanding 42,761,424 shares of the Registrant's Common Stock, $.0001 par value.

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

     Condensed Consolidated Statements of Operations (unaudited)             F-2

     Condensed Consolidated Statements of Cash Flows (unaudited)             F-3

     Notes to Financial Statements                                           F-4


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEETS


                                                                  October 31,            April 30,
                                                                 ________________     ______________
                                                                     2009                  2009
                                                                 ________________     ______________
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $   10,098           $     9,724
                                                                   __________           ___________

       Total Current Assets                                            10,098                 9,724

   Fixed assets, net                                                    5,932                 7,586
   Film costs                                                         128,530                46,618
   Goodwill                                                           164,884               164,884
   Intangible assets                                                   30,000                30,000
                                                                   __________           ___________

         Total Assets                                              $  339,444           $   258,811
                                                                   ==========           ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   27,221           $    32,767
   Due to related parties                                             303,732               325,042
   Accrued liabilities                                                 34,987               110,577
   Accrued interest                                                     8,450                 6,857
                                                                   __________           ___________

       Total Current Liabilities                                      374,391               475,244
                                                                   __________           ___________

STOCKHOLDERS' EQUITY (DEFICIT)

Common shares, 50,000,000 shares with par value $0.0001
   authorized, and 40,371,424 issued and outstanding as of
   October 31, 2009 and 37,231,424 as of April 30, 2009                   916                   602
Additional paid in capital                                            590,780               277,094
Retained deficit                                                     (626,642)             (494,130)
                                                                   __________           ___________

       Total Stockholders' Equity (Deficit)                           (34,947)             (216,433)
                                                                   __________           ___________

       Total Liabilities and Stockholders' Equity (Deficit)        $  339,444           $   258,811
                                                                   ==========           ===========


The accompanying notes are an integral part of these audited consolidated financial statements.



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Three month periods ended                    Six month periods ended
                                                                October 31,                                 October 31,
                                                   _____________________________________       _____________________________________
                                                         2009                 2008                   2009                 2008
                                                   ________________     ________________       ________________     ________________

Revenue                                              $          -         $          -           $          -         $          -
                                                     ____________         ____________           ____________         ____________
General, selling and
   administrative expenses                                 78,398               76,997                130,921              121,621
                                                     ____________         ____________           ____________         ____________

Net loss from operations                                  (78,398)             (76,997)              (130,921)            (121,621)
                                                     ____________         ____________           ____________         ____________

Nonoperating income (expense)

   Interest income                                              -                    1                      -                    3
   Interest expense                                          (797)                (796)                (1,593)              (1,580)
   Other income (expense) net                                   -                    -                      -                  (22)
                                                     ____________         ____________           ____________         ____________

Total nonoperating income (expenses)                         (797)                (795)                (1,593)              (1,599)
                                                     ____________         ____________           ____________         ____________


Loss before provision for income tax                      (79,195)             (77,792)              (132,514)            (123,221)

Provision for income tax                                        -                    -                      -                    -
                                                     ____________         ____________           ____________         ____________

Net loss                                             $    (79,195)        $    (77,792)          $   (132,514)        $   (123,221)
                                                     ============         ============           ============         ============
Net loss per share:
   Basic and Diluted                                 $    (0.0003)        $    (0.0021)          $    (0.0035)        $    (0.0034)
                                                     ============         ============           ============         ============
Weighted average number of shares outstanding:
   Basic and Diluted                                   36,548,229           36,575,174             38,050,663           35,975,682
                                                     ============         ============           ============         ============


The accompanying notes to condensed consolidated financial statements are an integral part of this statement



                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the six month periods
                                                                   ended October 31,
                                                               _____________________________
                                                                 2009                 2008
                                                               _________           _________

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                  $(132,514)          $(123,221)

     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                 1,654               1,261
     Related party interest accrued                                1,591                   -
        (Increase)/decrease in current assets:
        Film costs                                               (81,912)            (19,977)
        Prepaid expenses                                               -                 496
        Deposits                                                       -              (3,200)
        Increase/(decrease) in current liabilities:
        Accounts payable                                          (5,546)              6,380
        Accrued expenses                                            (589)             16,865
                                                               _________           _________

     Total Adjustments                                           (84,802)              1,825
                                                               _________           _________

     NET CASH USED IN OPERATING ACTIVITIES                      (217,316)           (121,395)
                                                               _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash acquired during acquisition                                 -                (432)
      Purchase of fixed assets                                         -             (16,902)
      Purchase of intangible assets                                    -             (10,000)
                                                               _________           _________

     NET CASH USED IN INVESTING ACTIVITIES                             -             (27,334)
                                                               _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds Note payable                                             -             25,000
     Proceeds from issuance of Common stock                      239,000             20,658
     Proceeds from related party loans                                 -            102,160
     Payments on related party loans                             (21,310)                 -
                                                               _________           _________

     NET CASH PROVIDED BY INVESTING ACTIVITIES                   217,690            147,818
                                                               _________           _________

     NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            374               (910)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                9,724                910
                                                               _________           _________

     CASH AND CASH EQUIVALENTS, ENDING OF PERIOD               $  10,098           $      -
                                                               =========           =========


The accompanying notes are an intergral part of these audited consolidated financial statements.


                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)

                   Notes to Consolidated Financial Statements
                                October 31, 2009



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

On August 19, 2009 a Limited Liability Company (LLC) was formed under the laws of the State of Nevada and named 19th Hole Productions, LLC. Belltower Entertainment Corp. is the sole member of the LLC and as such is a wholly owned subsidiary.

Belltower Entertainment Corp., through its wholly owned subsidiaries, Calico Entertainment Group, Y2K Productions, Inc., 3A Productions Corp. and 19th Hole Productions, LLC is a producer and distributor of feature length motion pictures.

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

The financial statements reflect the following significant accounting policies:

REVENUE RECOGNITION

Revenues are recognized in accordance with AICPA Statement of Position (SOP) 00-2, "Accounting by Producers or Distributors of Films" (codified in FASB ASC Topic 926). Under SOP 00-2 (codified in FASB ASC Topic 926), revenue from the sale or licensing of a film should be recognized only when all five of the following conditions are met:

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

LOSS PER SHARE

Loss per share is computed in accordance with SFAS No. 128, "Earnings per Share"(codified in FASB ASC Topic 260). Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at balance sheet date. The Company has incurred a net loss and has no potentially dilutive common shares, therefore; basic and diluted loss per share is the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts payable, and other financial instruments reflected in the financial statements approximates fair value due to the short-term maturity of the instruments. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (codified in FASB ASC Topic 220). SFAS 130 (codified in FASB ASC Topic 220) requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive loss for the periods shown equals the net loss for the period plus the effect of foreign currency translation.

INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (codified in FASB ASC Topic 740), which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

VALUATION OF LONG-LIVED ASSETS

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

START-UP COSTS

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities" (codified in FASB ASC Topic 720). SOP 98-5 (codified in FASB ASC Topic 720) requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

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

               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

As of October 31, 2009 and April 30, 2009 property, plant and equipment consisted of the following:

                                  October 31, 2009     April 30, 2009
                                  ________________     ______________

     Furniture and fixtures          $  1,405             $ 1,405
     Office equipment                   9,082               9,082
     Leasehold improvements             6,415               6,415
                                     ________             _______

                                       16,902              16,902
     Accumulated depreciation         (10,970)             (9,316)
                                     ________             _______

     Total                           $  5,932             $ 7,586
                                     ========             =======

Depreciation expense for the six months ended October 31, 2009 was $1,654 and for the year ended April 30, 2009 it was $9,316.

INTANGIBLE ASSETS

The Company has the following intangible assets as of October 31, 2009 and April 30, 2009:

                                  October 31, 2009     April 30, 2009
                                  ________________     ______________

     Goodwill                         $164,884            $164,884
     Film revenue interest              20,000              20,000
     Logo design          s             10,000              10,000
                                      ________            ________

     Total                            $194,884            $194,884
                                      ========            ========

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

We did not have any off-balance sheet arrangements as of October 31, 2009 and April 30, 2009.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, FASB issued SFAS No. 162, THE HIERARCHY OF GENERAL ACCEPTED ACCOUNTING PRINCIPLES (codified in FASB ASC Topic 105). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT (codified in FASB ASC Topic 470). FSP APB 14-1 (codified in FASB ASC Topic 470) clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS. Additionally, FSP APB 14-1 (codified in FASB ASC Topic 470) specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 (codified in FASB ASC Topic 470) beginning July 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 (codified in FASB ASC Topic 470) will have on its consolidated financial position and results of operations.

In February 2007, FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES (codified in FASB ASC Topic 825) - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 (codified in FASB ASC Topic 320). This standard permits fair value measurement of certain financial assets and liabilities in an effort to eliminate volatility of earnings created by current practice. Most of the Statement applies only to companies that elect fair value. However, the amendment to FASB Statement No. 115 (codified in FASB ASC Topic
320), Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. This statement is effective for the first fiscal period beginning after November 15, 2007. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2007 to 2009, none of which are expected to have any material effect on the financial statements of the Company.

NOTE 5 - INTANGIBLE ASSETS

The Company applies the criteria specified in SFAS No. 141, "Business Combinations" (codified in FASB ASC Topic 805) to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142 (codified in FASB ASC Topic 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," (codified in FASB ASC Topic 360). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

As of October 31, 2009 and April 30, 2009 intangible assets consist of the following:

     Goodwill                     $164,884
     Film revenue interest          20,000
     Logo                           10,000
                                  ________

                                   194,884
     Accumulated amortization            -
                                  ________

                                  $194,884
                                  ========

There is no amortization as of October 31, 2009 and April 30, 2009.

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

During the quarter ended October 31, 2009 the Company sold 2,390,000 shares of common stock at a price of $0.10 per share to various individuals.

NOTE 7 - RELATED PARTY TRANSACTIONS

At October 31, 2009 and April 30, 2009, the Company had a related party shareholder loan outstanding of $63,195. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. Accrued interest as of October 31, 2009 and April 30, 2009 was $8,450 and $6,857, respectively.

As of October 31, 2009 April 30, 2009, the company also has a non interest bearing related party shareholder loan outstanding of $260,991 and $261,847, respectively, owed to a director and officer of the Company.

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

NOTE 9 - SUBSEQUENT EVENT

On November 12, 2009 the Company agreed to issue 830,000 shares of its common stock, valued at $0.10 per share, to cancel related party debt of $83,000.

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

     In addition, we are in the process of developing a production slate of future projects. We are developing a film project currently known as "Dance the Green," a story of a legendary golfer named Moe Norman. Further, we are developing a film project currently known as "Little Treasure," a family comedy and a film project currently known as "Smokescreen," an action-adventure story about marijuana smuggling based upon a Robert Sabbag novel of the same name. Further, we are currently negotiating for other potential feature film projects. We anticipate that any selection of a film project and our participation in the venture may be complex and extremely risky. Further, there can be no assurance that any of our production slate will be completed or if completed, successful. Due to current general economic condition and the shortages of available capital, there is no assurance that we will be able to identify and evaluate other suitable film projects.

     We intend to use outside financing wherever it is possible for our film projects. This ability will allow the Company to attract higher quality independent projects. Typically a single purpose entity specific to the film project is established to produce and finance the film. We have formed Y2K Productions, Inc., 19th Hole Productions, LLC and 3A Productions Corp, to serve as these entities. This entity, with the Company or CaliCo, then contracts with the financing parties and the owners of the film project. We will be competing, however, with other established and well-financed entities. Our competitive advantage is that we will be able to provide the targeted independent project with less production restrictions and a larger ownership in the completed project. We further have had preliminary negotiations, at a favorable cost, with established production facilities in Canada and China. There is no assurance that these negotiations will result in enhancing or increasing our competitive advantage, if any, or result in us utilizing the production facility or completing a film project.

Liquidity

As of October 31, 2009, we had total assets of $339,444 and total liabilities of $374,391 and we had a negative net worth of $(34,947). As of April 30, 2009, we had total assets of $258,811 and total liabilities of $475,244 and a negative net worth of ($216,433). As of October 31, 2009 we had a cash balance of $10,098, and as of April 30, 2009 we had a cash balance of $9,724.

We have had no revenues for the six month period ended October 31, 2008 and October 31, 2009. We have an accumulated deficit from inception through October 31, 2009 of $34,947 and as of April 30, 2009 of $216,433.

At October 31, 2009 and April 30, 2009, we had a related party shareholder loan outstanding of $63,195. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. As of October 31, 2009 and April 30, 2009, there was $8,450 and $6,857 in accrued interest due, respectively.

As of October 31, 2009 and April 30, 2009,  we also had a non  interest  bearing
related  party   shareholder   loan   outstanding   of  $303,732  and  $261,847,
respectively, owed to a director and officer of the Company.

Additional Financing after October 31, 2009:

Between November 1, 2009 and the date hereof, we sold and issued or agreed to sell and issue 2,390,000 shares of our shares of common stock to six purchasers, for cash or in cancellation of indebtedness, at $.10 per share. The sale and issuance of the shares is exempt from registration under the Securities Act of 1933, as amended. Each of the issuees or proposed issuees have acquired or will acquire the shares for investment and not with a view to distribution to the public. All of these shares have been or will be issued for investment purposes in a "private transaction" and are or will be "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

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

Management has concluded that our internal control over financial reporting was effective as of the quarter ended October 31, 2009.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the quarter ending October 31, 2009, we sold and issued an aggregate of 830,000 shares of common stock at $0.10 per share. The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each of the two shareholders had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES....................................None

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.................None

ITEM 5 - OTHER INFORMATION

On December 20, 2009, the directors of the Company, by written consent, selected Nina Yang to be a member of the Board of Directors. Donald K. Bell will become Chairman of the Board of Directors and Nina Yang will become the Chief Executive Officer replacing Donald K. Bell. In addition, Lawrence Lichter has been selected to be our Chief Financial Officer.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K applicable to shell companies. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revised the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules were designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

On February 15, 2008, the Securities and Exchange Commission adopted final rules amending Rule 144 (and Rule 145) for shell companies. The amendments currently in full force and effect provide that the current revised holding periods applicable to affiliates and non-affiliates is not now available for securities currently issued by either a reporting or non-reporting shell company, unless certain conditions are met. An investor will be able to resell securities issued by a shell company subject to Rule 144 conditions if the reporting or non-reporting issuer (i) had ceased to be a shell, (ii) is subject to the 1934 Act reporting obligations, (iii) has filed all required 1934 Act reports during the proceeding twelve months, and (iv) at least 90 days has elapsed from the time the issuer has filed the "Form 10 Information" reflecting the fact that it had ceased to be a shell company before any securities were sold under Rule 144.

We are no longer a shell issuer. We had continued to report as a shell issuer to the date of this Form 10-Q. We reported on a Form 8-K filed on September 8, 2009 the events of our business combination that resulted in our entry into the entertainment industry and we have filed our Form 10-K subsequent to the business combination. The Form 8-K and the Form 10-K contain the Form 10 Information required by the final rules amending Rule 144 (and Rule 145) of February 14, 2008.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

There was a Form 8-K filed on August 25, 2009 during the quarter for which this report is filed.

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



Dated: December 21, 2009



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