Form 10-Q
period 2010-01-31
BELLTOWER ENTERTAINMENT CORP.
filed 2010-03-22
CIK 1336747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-52861

                         BELLTOWER ENTERTAINMENT CORP.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                                               47-0926548
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

At  January  31,  2010,  there  were  outstanding   42,091,424   shares  of  the
Registrant's Common Stock, $.0001 par value and as of the date hereof, there are outstanding  47,646,924  shares of the  Registrant's  Common  Stock,  $.0001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                                 Yes [ ] No [X]

                                        2

                                      PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BELLTOWER ENTERTAINMENT CORP.

        INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                JANUARY 31, 2010

                                                                            Page

Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheets (unaudited)                       F-1

     Condensed Consolidated Statements of Operations (unaudited)             F-2

     Condensed Consolidated Statements of Cash Flows (unaudited)             F-3

     Notes to Condensed Consolidated Financial Statements (unaudited)        F-4

                                       3

                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                  January 31,            April 30,
                                                                 ________________     ______________
                                                                     2010                  2009
                                                                 ________________     ______________
                                        ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $   10,360           $     9,724
                                                                   __________           ___________

       Total Current Assets                                            10,360                 9,724

   Fixed Assets, net                                                    7,799                 7,586
   Deposit                                                            100,000                     -
   Film costs                                                         158,985                46,618
   Goodwill                                                           164,884               164,884
   Intangible assets                                                   30,000                30,000
                                                                   __________           ___________

         Total Assets                                              $  472,027           $   258,811
                                                                   ==========           ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                $   95,373           $    32,767
   Due to related parties                                             296,816               325,042
   Accrued liabilities                                                 38,880               110,577
   Notes payable                                                       41,000                     -
   Accrued interest                                                     9,246                 6,857
                                                                   __________           ___________

       Total Current Liabilities                                      481,316               475,244
                                                                   __________           ___________

STOCKHOLDERS' EQUITY (DEFICIT)

Common shares, 50,000,000 shares with par value $0.0001
   authorized, and 42,091,424 issued and outstanding as of
   January 31, 2010 and 37,231,424 as of April 30, 2009                 1,087                   602
Additional paid in capital                                            762,608               277,094
Retained deficit                                                     (772,984)             (494,130)
                                                                   __________           ___________

       Total Stockholders' Equity (Deficit)                            (9,288)             (216,433)
                                                                   __________           ___________

       Total Liabilities and Stockholders' Equity (Deficit)        $  472,027           $   258,811
                                                                   ==========           ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three month periods ended                   Nine month periods ended
                                                                January 31,                                 January 31,
                                                   _____________________________________       _____________________________________
                                                         2010                 2009                   2010                 2009
                                                   ________________     ________________       ________________     ________________

Revenue                                              $          -         $          -           $          -         $          -
                                                     ____________         ____________           ____________         ____________
General, selling and
   administrative expenses                                145,544               42,618                276,465              164,239
                                                     ____________         ____________           ____________         ____________

Net loss from operations                                 (145,544)             (42,618)              (276,465)            (164,239)
                                                     ____________         ____________           ____________         ____________

Nonoperating income (expense)

   Interest income                                              -                    -                      -                    3
   Interest expense                                          (796)                (797)                (2,389)              (2,377)
   Other income (expense) net                                   -                    -                      -                  (21)
                                                     ____________         ____________           ____________         ____________

Total nonoperating income (expenses)                         (796)                (797)                (2,389)              (2,395)
                                                     ____________         ____________           ____________         ____________

Loss before provision for income tax                     (146,340)             (43,415)              (278,854)            (166,635)

Provision for income tax                                        -                    -                      -                    -
                                                     ____________         ____________           ____________         ____________

Net loss                                             $   (146,340)        $    (43,415)          $   (278,854)        $   (166,635)
                                                     ============         ============           ============         ============
Net loss per share:
   Basic and Diluted                                 $    (0.0035)        $    (0.0006)          $    (0.0072)        $    (0.0024)
                                                     ============         ============           ============         ============
Weighted average number of shares outstanding:
   Basic and Diluted                                   42,091,424           74,462,847             38,955,215           70,562,792
                                                     ============         ============           ============         ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the nine month periods
                                                                   ended January 31,
                                                               _____________________________
                                                                 2010                 2009
                                                               _________           _________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(278,854)          $(166,635)

     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                 2,754              5,328
     Shares issued for services                                   50,000                  -
     Related party interest accrued                                    -                  -
        (Increase)/decrease in current assets:
        Film costs                                              (112,367)           (20,215)
        Prepaid expenses                                               -                496
        Deposits                                                (100,000)            (3,200)
        Increase/(decrease) in current liabilities:
        Accounts payable                                          62,605             24,878
        Accrued expenses                                           5,690             17,662
                                                               _________           _________

     Total Adjustments                                           (91,317)            24,949
                                                               _________           _________

     NET CASH USED IN OPERATING ACTIVITIES                      (370,171)          (141,685)
                                                               _________           _________

CASH FLOWS FROM INVESTING ACTIVITIES
      Cash acquired during acquisition                                 -               (432)
      Purchase of fixed assets                                    (2,967)           (16,902)
      Purchase of intangible assets                                    -            (15,000)
                                                               _________           _________

     NET CASH USED IN INVESTING ACTIVITIES                        (2,967)           (32,334)
                                                               _________           _________

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable                                  51,000             25,000
     Proceeds from issuance of common stock                      322,000             20,658
     Proceeds from related party loans                            73,884            127,780
     Payments on related party loans                             (73,110)                 -
                                                               _________           _________

     NET CASH PROVIDED BY INVESTING ACTIVITIES                   373,774            173,438
                                                               _________           _________

     NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            636               (580)

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                9,724                910
                                                               _________           _________

     CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  10,360           $    330
                                                               =========           =========

SUPPLEMENTAL DISCLOSURES:
     Non-cash financing and investing activities:
     Conversion of payable to related party to common stock    $  39,000           $      -
                                                               =========           =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          BELLTOWER ENTERTAINMENT CORP.
                     (FORMERLY BRITTON INTERNATIONAL, INC.)

            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about fair value of financial  instruments,  (codified in FASB ASC Financial Instruments, Topic 825) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current  liabilities qualifying as financial instruments are a reasonable estimate of fair value.

STATEMENT OF CASH FLOWS

In accordance with SFAS No. 95,  "Statement of Cash Flows" (codified in FASB ASC
Topic 230),  cash flows from the  Company's  operations  is based upon the local currencies.  As a result,  amounts related to assets and liabilities reported on the  statement  of cash flows  will not  necessarily  agree with  changes in the corresponding balances on the balance sheet.

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

INCOME TAXES

The Company utilizes SFAS No. 109,  "Accounting for Income Taxes,"  (codified in
FASB ASC Topic 740),  which  requires  recognition  of  deferred  tax assets and liabilities  for the  expected  future  tax  consequences  of  events  that were included in the financial statements or tax returns. Under this method, deferred income  taxes  are  recognized  for the tax  consequences  in  future  years  of differences  between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates  applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established,  when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for
Uncertainty  in Income  Taxes,  (codified  in FASB ASC Topic  740) on January 1,
2007.  As a  result  of  the  implementation  of  FIN  48,  the  Company  made a comprehensive  review of its  portfolio  of tax  positions  in  accordance  with recognition  standards  established by FIN 48. As a result of the implementation of FIN 48, the Company  recognized no material  adjustments  to  liabilities  or stockholders' equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon  examination by the taxing  authorities, while others are subject to  uncertainty  about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized  in the  financial  statements in the period during which, based on all available  evidence,  management  believes it is more likely than not that the position  will be sustained  upon  examination,  including the resolution of appeals or litigation  processes,  if any. Tax positions taken are not offset or  aggregated  with other  positions.  Tax  positions  that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax  benefit  that is  more  than 50  percent  likely  of  being  realized  upon settlement  with the applicable  taxing  authority.  The portion of the benefits associated  with tax  positions  taken  that  exceeds  the  amount  measured  as described above is reflected as a liability for unrecognized tax benefits in the accompanying  balance  sheets along with any  associated  interest and penalties that  would be  payable to the taxing  authorities  upon  examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling,  general and administrative expenses in the statements of income.  The adoption of FIN 48 did not have a material  impact on the Company's financial statements.

START-UP COSTS

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"),  "Reporting
the Costs of Start-Up  Activities"  (codified  in FASB ASC Topic 720).  SOP 98-5
(codified in FASB ASC Topic 720)  requires  that all  non-governmental  entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments  with original  maturities of three months or less which are not securing any corporate obligations.

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

               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

As  of  January  31, 2010 and  April 30,  2009  property,  plant  and  equipment consisted of the following:

                                  January 31, 2010     April 30, 2009
                                  ________________     ______________

     Furniture and fixtures          $  1,405             $ 1,405
     Office equipment                  12,050               9,082
     Leasehold improvements             6,415               6,415
                                     ________             _______

                                       19,870              16,902
     Accumulated depreciation         (12,071)             (9,316)
                                     ________             _______

     Total                           $  7,799             $ 7,586
                                     ========             =======

Depreciation  expense for the nine months ended  January 31, 2010 was $2,754 and
$9,316 for the year ended April 30, 2009.

INTANGIBLE ASSETS

The Company has the following intangible assets as of January 31, 2010 and April
30, 2009:

                                  January 31, 2010     April 30, 2009
                                  ________________     ______________

     Goodwill                         $164,884            $164,884
     Film revenue interest              20,000              20,000
     Logo design                        10,000              10,000
                                      ________            ________

     Total                            $194,884            $194,884
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

PRINCIPLES OF CONSOLIDATION

The consolidated  financial statements include the accounts of Belltower and its wholly owned subsidiaries Calico Entertainment Group, Inc., 3A Productions Corp.,
19th Hole Productions, LLC and Y2K  Productions,  Inc. All material intercompany accounts,  transactions and profits have been eliminated in consolidation.

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

DEVELOPMENT STAGE ENTERPRISE

The Company  through its  acquisition of Calico  Entertainment  Group,  Inc., 3A
Productions  Corp., 19th Hole Productions, LLC  and  Y2K  Productions,  Inc.  is
no  longer  considered  a development  stage  company as it was during  the year ended April 30, 2008.  The Company is now engaged in the business of development and production of feature films.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Company  adopted  Accounting  Standards  Update ("ASU") No.
2009-01,  "Topic 105 - Generally  Accepted  Accounting  Principles  - amendments based on  Statement  of  Financial  Accounting  Standards  No.  168 , "The  FASB
Accounting  Standards  Codification(TM)  and the Hierarchy of Generally Accepted
Accounting   Principles"  ("ASU  No.  2009-01").   ASU  No.  2009-01  re-defines
authoritative GAAP for nongovernmental entities to be only comprised of the FASB
Accounting Standards Codification(TM) ("Codification") and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance  issued by the SEC.  The  Codification  is  amended  to effect  non-SEC changes to  authoritative  GAAP.  Adoption of ASU No.  2009-01  only changed the referencing convention of GAAP in Notes to the Financial Statements.

In June 2009, the FASB issued SFAS No. 167,  "Amendments to FASB  Interpretation
No. 46(R)" ("SFAS 167"), codified as FASB ASC Topic 810-10, which modifies how a company  determines when an entity that is insufficiently  capitalized or is not controlled  through voting (or similar rights) should be consolidated.  SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things,  an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly
impact  the  entity's  economic  performance.   SFAS  167  requires  an  ongoing
reassessment  of  whether a company  is the  primary  beneficiary  of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable  interest  entities and any significant  changes in risk exposure  due to that  involvement.  SFAS  167 is  effective  for  fiscal  years beginning  after November 15, 2009. The Company does not believe the adoption of
SFAS 167 will have an impact on its financial  condition,  results of operations or cash flows.

In June 2009,  the FASB  issued  SFAS No.  166,  "Accounting  for  Transfers  of
Financial  Assets -- an  amendment  of FASB  Statement  No. 140"  ("SFAS  166"), codified  as FASB  Topic  ASC 860,  which  requires  entities  to  provide  more
information   regarding  sales  of  securitized  financial  assets  and  similar transactions,  particularly  if the entity has continuing  exposure to the risks related to transferred  financial  assets.  SFAS 166 eliminates the concept of a
"qualifying  special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition,  results of operations or cash flows.

In May 2009,  the FASB issued SFAS No. 165,  "Subsequent  Events"  ("SFAS  165")
codified in FASB ASC Topic  855-10-05,  which  provides  guidance  to  establish general  standards of accounting for and  disclosures of events that occur after the  balance  sheet  date but  before  financial  statements  are  issued or are available  to be issued.  SFAS 165 also  requires  entities to disclose the date through which subsequent  events were evaluated as well as the rationale for why that date was  selected.  SFAS 165 is effective  for interim and annual  periods
ending  after  June  15,  2009,  and  accordingly,   the  Company  adopted  this
pronouncement  during the second quarter of 2009.  SFAS 165 requires that public entities  evaluate  subsequent  events  through  the  date  that  the  financial statements  are issued.  The Company has  evaluated  subsequent  events  through
November 9, 2009.

In April  2009,  the FASB  issued  FSP No.  SFAS  107-1 and APB  28-1,  "Interim
Disclosures  about Fair Value of  Financial  Instruments,"  which is codified in
FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial  instruments  that were previously  required only annually to also be required for interim  period  reporting.  In addition,  the FSP requires certain additional disclosures regarding the methods and significant assumptions used to  estimate  the fair value of  financial  instruments.  These  additional disclosures  are required  beginning  with the quarter ending June 30, 2009. The
Company  does not believe  the  adoption of FSP No. SFAS 107-1 and APB 28-1 will have an impact on its financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and
Presentation of Other-Than-Temporary Impairments," which is codified in FASB ASC
Topic   320-10.   This   FSP   modifies   the   requirements   for   recognizing
other-than-temporarily   impaired  debt  securities  and  changes  the  existing
impairment  model  for  such  securities.   The  FSP  also  requires  additional
disclosures  for both annual and interim  periods  with respect to both debt and equity  securities.  Under  the  FSP,  impairment  of  debt  securities  will be considered  other-than-temporary  if an entity (1) intends to sell the security,
(2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis  (even if the entity does not intend to sell).  The FSP further  indicates that,  depending on which of the above  factor(s)  causes the  impairment  to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized  cost basis or (2) only the credit loss portion would be  recognized  in  earnings  while the  remaining  shortfall  (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply  the  provisions  of the  standard  to  previously  other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect  adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect  adjustment  potentially  reclassifies the  noncredit  portion of a  previously  other-than-temporarily  impaired  debt security  held as of the date of initial  adoption  from  retained  earnings  to accumulate other  comprehensive  income.  The Company adopted FSP No. SFAS 115-2 and SFAS 124-2  beginning  April 1, 2009. This FSP had no material impact on the
Company's financial position, results of operations or cash flows.

In April 2009, the Financial  Accounting Standards Board ("FASB") issued FSP No.
SFAS 157-4,  "Determining  Fair Value When the Volume and Level of Activity  for
the Asset or Liability Have Significantly Decreased and Identifying Transactions
That Are Not  Orderly"  ("FSP No. SFAS  157-4").  FSP No.  SFAS 157-4,  which is codified in FASB ASC Topics  820-10-35-51 and 820-10-50-2,  provides  additional guidance for estimating  fair value and emphasizes that even if there has been a significant  decrease  in the  volume  and  level of  activity  for the asset or liability and regardless of the valuation  technique(s) used, the objective of a fair value measurement  remains the same. The Company adopted FSP No. SFAS 157-4 beginning  April 1,  2009.  This FSP had no  material  impact  on the  Company's financial position, results of operations or cash flows.

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

The  cost  for  the  film  revenue  interest  rights  are  amortized  using  the individual-film-forecast  method which takes the proportion  that current year's revenues bear to management's estimates of the ultimate revenue at the beginning of the year expected to be recognized from  exploitation,  exhibition or sale of such  film  over a period  not to  exceed  ten  years  from the date of  initial release.  The Company's  management regularly reviews and revises when necessary its  ultimate  revenue  estimates,  which may  result in a change in the rate of amortization  of the film cost  and/or  write-down  of all or a  portion  of the unamortized  costs of the film rights to  estimated  fair value.  The  Company's management  estimates  the ultimate  revenue  based on  experience  with similar titles or title genre, the general public appeal of the cast, actual performance
(when available) at the box office or in markets currently being exploited,  and other factors such as the quality and acceptance of motion  pictures or programs that competitors release into the marketplace at or near the same time, critical reviews,  general economic conditions and other tangible and intangible factors, many of which we do not control and which may  change.  In the normal  course of our business,  some films and titles are more  successful  than  anticipated and some are less  successful.  Accordingly,  we update our  estimates  of  ultimate revenue  based  upon  the  actual  results  achieved  or new  information  as to anticipate revenue  performance such as (for home video revenues) initial orders and demand from  retail  stores  when it becomes  available.  An increase in the ultimate  revenue will  generally  result in a lower  amortization  rate while a decrease in the ultimate revenue will generally result in a higher  amortization rate and  periodically  results in an  impairment  requiring a write down of the film cost to the title's fair value.

These write downs are included in amortization  expense within direct  operating expenses in our  consolidated  statements of operations.  To date no revenue has been received on this film revenue right.

As  of January 31, 2010  and April 30,  2009  intangible  assets  consist of the following:

     Goodwill                     $164,884
     Film revenue interest          20,000
     Logo                           10,000
                                  ________

                                   194,884
     Accumulated amortization            -
                                  ________

                                  $194,884
                                  ========

There is no amortization as of January 31, 2010 and April 30, 2009.

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

On December 11, 2009 the Board of Directors  approved and issued  500,000 shares of common  stock for the payment of services  rendered  by a  consultant  to the
Company.  These shares were valued at $0.10 per share and a related  expense was recognized of $50,000.

During the quarter  ending January 31, 2010, 390,000 shares of common stock were issued to a Director of the Company in  repayment  of $39,000 of previous  loans provided to the Company.

During the nine months ended January 31, 2010 the Company issued 3,220,000 shares of common stock to various individuals for $322,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

At  January  31,  2010 and April  30,  2009,  the  Company  had a related  party shareholder loan outstanding of $63,195. This loan is uncollateralized,  accrues interest at 5% per annum and has no fixed repayment date. Accrued interest as of
January 31, 2010 and April 30, 2009 was $9,246 and $6,857, respectively.

As of January 31, 2010 and April 30,  2009,  the company also has a non interest bearing  related party  shareholder  loan  outstanding of $244,511 and $261,847, respectively, owed to a director and officer of the Company.

As of  January  31,  2010 the  Company  has a loan  payable to an Officer of the
Company in the amount of $10,000.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to January 31, 2010 the Company  formed and became the sole member of
Little  Treasure  Productions,  LLC.  This  entity  was  formed  to  become  the production  vehicle  for the  feature  film with the  working  title "The Little
Treasure", which began pre-production in March 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     Belltower   Entertainment   Corp,   formerly  Britton   International  Inc.
(sometimes  the  "Company") is a Nevada  corporation  incorporated  on August 1,
2003. On September 5, 2008, we acquired all of the outstanding shares of capital stock of Calico  Entertainment Group,  Inc.  ("Calico") from the shareholders of
Calico and the Company  (directly or through Calico) is currently engaged in the production,  as an independent filmmaker,  and in distribution of feature length and shorter length movies.

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

     In addition,  we are in the process of  developing  a  production  slate of future projects.  We are developing a film project currently known as "Dance the
Green,"  a story  of a  legendary  golfer  named  Moe  Norman.  Further,  we are in  pre-production  for a film  project currently known as "Little  Treasure," a family  comedy  and  we  also  developing  a  film  project  currently  known as
"Smokescreen," an action-adventure story about marijuana smuggling  based upon a
Robert  Sabbag novel of the same name. Further, we are currently negotiating for other potential  feature film  projects.  We anticipate that  any selection of a film project and our  participation in  the venture may be complex and extremely risky.  Further,  there can  be  no  assurance  that any of our production slate will be completed or if completed, successful.  Due to current general  economic condition and the shortages  of  available capital,  there  is no assurance that we will be able to identify  and evaluate other suitable film projects.

     We intend to use outside  financing  wherever  it is possible  for our film projects.  This  ability  will  allow the  Company  to  attract  higher  quality independent  projects.  Typically a single purpose  entity  specific to the film project is  established  to produce  and  finance  the film.  We have formed Y2K
Productions,  Inc., 19th Hole Productions, LLC and 3A Productions Corp, to serve as these entities.  We are in the process of forming Little Treasure Productions,
LLC  for the  production of  "Little Treasure."  The entity, with the Company or
Calico, then  contracts with  the financing  parties and  the owners of the film project.  We  will be  competing,  however,  with  other  established and  well-
financed entities.  Our competitive advantage is that we will be able to provide the  targeted  independent  project with  less  production  restrictions  and  a larger  ownership  in  the  completed  project. We  further have had preliminary negotiations, at a favorable cost, with  established  production  facilities  in
Canada and China.  There is no assurance that these  negotiations will result in enhancing  or increasing  our competitive advantage,  if any,  or  result  in us utilizing  the  production  facility  or completing a film project.

Liquidity

As of January 31, 2010, we had total assets of $472,027 and total liabilities of
$481,316 and we had a negative net  worth of $(9,289).  As of April 30, 2009, we had total  assets of $258,811 and total  liabilities  of $475,244 and a negative net  worth of  ($216,433).  As  of  January 31, 2010  we had a cash  balance  of
$10,360, and as of April 30, 2009 we had a cash balance of $9,724.

We have had no  revenues for the nine month  periods ended January 31, 2010  and
January 31, 2009. We have an accumulated  deficit from inception through January
31, 2010 of $9,289 and as of April 30, 2009 of $216,433.

At January 31, 2010 and April 30, 2009, we had a related party  shareholder loan outstanding of $63,195.  This loan is  uncollateralized,  accrues interest at 5%
per annum and has no fixed  repayment date. As of January 31, 2010 and April 30,
2009, there was $9,246 and $6,857 in accrued interest due, respectively.

As of January 31, 2010 and April 30, 2009,  we also had a non  interest  bearing
related  party   shareholder   loan   outstanding   of  $296,816  and  $325,042,
respectively, owed to a director and officer of the Company.

Additional Financing after January 31, 2010:

Between  January 31, 2010 and the date  hereof,  we sold and issued or agreed to sell and issue 5,555,500  shares of our  shares of common  stock to fifteen (15)
purchasers, for cash or in  cancellation  of  indebtedness,  at $.10  per share.
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

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended January 31, 2010.

The Company was not an  "accelerated  filer" for the 2009 fiscal year because it is  qualified  as a "small  business  issuer".  Hence,  under  current  law, the internal controls  certification and attestation  requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS.................................................NONE

ITEM 1A - RISK FACTORS.

There has been no material change in the risk factors previously disclosed.

ITEM 2 -  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the quarter  ending  January 31,  2010,  we sold and issued an  aggregate of
3,220,000 shares  of common  stock at $0.10 per share.  The sale and issuance of the shares  was  exempt  from  registration  under the  Securities  Act of 1933, as amended, by virtue of section 4(2) as a transaction  not  involving  a public
offering.   Each of  the shareholders  had acquired  the shares  for  investment and not with a view to distribution to the public.  All of these shares had been issued for investment purposes in a "private  transaction" and were "restricted"
shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES...................................None

ITEM 4 -  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS................None

ITEM 5 -  OTHER INFORMATION

On December 20, 2009, the directors of the Company, by written consent, selected
Nina  Yang to be a  member  of the  Board of  Directors.  Donald K. Bell  became
Chairman  of the  Board of  Directors and  Nina Yang  became the Chief Executive
Officer  replacing Donald K. Bell. In addition, Lawrence Lichter was selected to be our Chief Financial Officer.

We have  entered into a consulting contract with Leiden Communications Corp., on a  month to month basis, commencing  on March 1, 2010, for  $2,500 per month, to provide investor relations.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

There were no 8-K's filed during the reporting period.

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

Dated: March 22, 2010

                           BELLTOWER ENTERTAINMENT CORP.

                           By: /s/ NINA YANG
                               _________________________________________
                                   Nina Yang
                                   President

