Form 10-K
period 2010-04-30
BELLTOWER ENTERTAINMENT CORP.
filed 2010-08-13
CIK 1336747

Commission File No. 000-52861

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the Fiscal Year Ended: April 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __ to __

BELLTOWER ENTERTAINMENT CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	47-0926554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11684 Ventura Boulevard, Suite 685 Studio City, CA	91604
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (877) 355-1388

Securities to be registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

$.001 Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $3,501,000.

As of April 30, 2010, the Registrant had 47,646,924 shares of Common Stock, $0.0001 par value, issued and outstanding. As of the date hereof, the Registrant had 48,116,923 shares of Common Stock, $0.001 par value, issued and outstanding.

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

We intend to use outside financing wherever it is possible for our film projects. This ability will allow the Company to attract higher quality independent projects. Typically a single purpose entity specific to the film project is established to produce and finance the film. We have formed Y2K Productions, Inc., 3A Productions Corp, and 19th Holl Productions, LLC to serve as these entities. This entity, with the Company or CaliCo, then contracts with the financing parties and the owners of the film project. We will be competing, however, with other established and well-financed entities. Our competitive advantage is that we will be able to provide the targeted independent project with less production restrictions and a larger ownership in the completed project. We further have had preliminary negotiations, at a favorable cost, with established production facilities in Canada and China. There is no assurance that these negotiations will result in enhancing or increasing our competitive advantage, if any, or result in us utilizing the production facility or completing a film project.

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

To achieve and maintain competitiveness, we may be required to raise substantial funds. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and distribute our films. Such additional capital may be raised through public or private financing as well as borrowings and other sources. Public or private offerings may dilute the ownership interests of our stockholders. Additional funding may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to curtail Operations significantly or to obtain fundsthrough entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish and thereby reduce revenues to the company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

The Securities and Exchange Commission has made a limited review of our financial statements as contained in our Form 10-KSB for the fiscal year ended April 30, 2008, filed on August 13, 2008 and our Form 10-Q for the fiscal quarter ended July 31, 2008 filed on September 22, 2008. The financial statements, and other information contained in this and prior Form 10-Ks have been prepared by the Company and its auditors after giving consideration to the comments of the Until such time as the amendments may have been filed and the Securities and Exchange Commission has completed the review of the amendments, the comments remain unresolved.

ITEM 2.   PROPERTIES.

We utilize an executive office and mailing service at 11684 Ventura Boulevard, Suite 685, Studio City, California 91604. This space is located near the major production studios in Los Angeles County. The Company intends to maintain an office at the production studios during primary filming (usually furnished without cost) and it is anticipated that this arrangement will remain until such time as the Company completes the production of a film property. Until we complete production of a film property, we believe that this arrangement will meet our initial needs. Thereafter, we will need to obtain alternate space and that space is readily available in Studio City, California.

ITEM 3.   LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

There have been no matters submitted to the Company's security holders.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Price.

The Company's common stock is publicly traded in the over-the-counter market in the OTC Bulletin Board System under the ticker symbol BTOW. The following table sets forth the reported high and low prices of our common stock for each quarter during fiscal 2010. The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

Fiscal Year Ended April 30, 2010
Quarter	High	Low
First	$0.27	$0.25
Second	$0.21	$0.18
Third	$0.26	$0.24
Fourth	$0.20	$0.18

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

(b)  Holders.

There are sixty two (62) holders of the Company's Common Stock of record.

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

(g)  Recent Sale of Unregistered Securities

As of April 30, 2010, we sold and issued an aggregate of 10,065,300 shares of common stock at $0.10 per share for cash, cancellation of indebtness services.The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each of the two shareholders had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2010 AND 2009.

The following table presents the statements of operations for the year ended April 30, 2010 as compared to the comparable period of April 30, 2009. The discussion following the table is based on these results.

	2010	2009
Revenue, net	$-	$-

Cost of sales	-	-

Gross profit	$-	$-

General and administrative expenses	-	31,020

Loss from operations	-	(31,020)

Other (Income) Expense
Interest income	-	(10)
Other (income) expense		-
Interest expense	-	1,603

Total Other (Income) Expense	-	1,593

Income (loss) before income taxes	$-	$(32,613)

Provision for income tax	-	-
Net loss from discontinued operations	-	(20,492)

Net income (loss)	$-	$(53,105)

NET REVENUE

Net revenue for the years ended April 30, 2010 and 2009 totaled $0.

COST OF SALES

Cost of sales for the years ended April 30, 2010 and 2009 totaled $0.

OPERATING EXPENSE

General and administrative expenses for the year ended April 30, 2010 totaled $307,860, compared to $31,020 for the year ended April 30, 2009, an increase of $276,840, or approximately 892%. The increase in general and administrative expenses is primarily due to salary and professional fees (legal, accounting and auditing) incurred of $186,670 in the current year end compared to $29,134 for the prior year end.

In addition to the increases in salary and professional fees, during the year 2009 Belltower incurred another $40,940 in expenses related to rental of office space and $50,465 in travel and consulting expenses related to project development.

Income (Loss) from Operations.

Income (loss) from operations for the year ended April 30, 2010 totaled $(307,860), compared to $(31,020), for the year ended April 30, 2009, an increase of $276,840, or approximately 892%. The increase in loss from operations was primarily due to the reasons stated above.

NON-OPERATING EXPENSE

Non-operating expenses for the year ended April 30, 2010 totaled $3,166, compared to $1,593 for the year ended April 30, 2009, an increase of $1,573, or approximately 99%. The increase in non-operating expenses is due to an increase in interest expense of $1,544 during the current year end.

NET LOSS

Net loss from operations for the year ended April 30, 2010 totaled $(311,027), compared to $(53,105), for the year ended April 30, 2009, an increase of $257,922, or approximately 486%. The decrease in net loss was primarily due to the reasons stated above.

LIQUIDITY

As of April 30, 2009, Belltower had total assets of $258,811 and total liabilities of $475,244 and we had a negative net worth of ($216,433). As of April 30, 2010, Belltower had total assets of $1,506 and total liabilities of $93,171 and a negative net worth of ($91,665).

As of April 30, 2010 The Company had a cash balance of $9,724, as of April 30, 2009 The Company had a cash balance of $910.

Belltower has had no revenues from May 1, 2009 through April 30, 2010. We have an accumulated deficit from inception through April 30, 2010 of $494,130. We had a related party advance of $62,195 as of April 30, 2009. As of April 30, 2009, the related party advance of $63,195 loaned at 5% annual interest rate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ACSB Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

517 Route One
Iselin, New Jersey 08830
732. 855.9600
Fax:732.855.9559

1 Penn Plaza
36th Floor
New York, NY 10119
212.786.7510

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

BellTower Entertainment Corp.

We have audited the accompanying consolidated balance sheets of BellTower Entertainment Corp. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flow for the years ended April 30, 2010 and 2009. Belltower Entertainment Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BellTower Entertainment Corp. as of April 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended April 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants

New York, NY
August 13, 2010

BELLTOWER ENTERTAINMENT CORP.

CONSOLIDATED BALANCE SHEETS

	April 30,
	2010	2009
ASSETS

Current Assets
Cash and cash equivalents	$45,674	$9,724
Receivables - Other	1,465	-
Deposits	750,000	-
Prepaid expenses	-	-

Total Current Assets	797,139	9,724

Fixed assets, net	6,725	7,586
Film costs	354,089	46,618
Goodwill	164,884	164,884
Intangible assets	10,000	30,000

Total Assets	$1,332,837	$258,811

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$143,037	$32,767
Loans payable	1,140,025	-
Due to related parties	-	325,042
Accrued liabilities	93,531	110,577
Accrued interest	16,236	6,857

Total Current Liabilities	1,392,829	475,244

STOCKHOLDERS' EQUITY (DEFICIT)

Common shares, 50,000,000 shares with par value $0.0001
authorized, and 47,296,924 issued and outstanding as of
April 30, 2010 and 37,231,424 as of April 30, 2009	1,607	602
Additional paid in capital	1,292,638	277,094
Retained deficit	(1,354,237)	(494,130)
Retained deficit from development stage	-	-

Total Stockholders' Equity (Deficit)	(59,992)	(216,433)

Total Liabilities and Stockholders' Equity (Deficit)	$1,332,837	$258,811

The accompanying notes are an integral part of these audited consolidated financial statements.

BELLTOWER ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended April 30,
	2010	2009

Revenue	$-	$-

General, selling and
administrative expenses	796,093	307,860

Net loss from operations	(796,093)	(307,860)

Nonoperating income ( expense )

Interest income	8	3
Interest expense	(44,022)	(3,147)
Other income (expense) net	(20,000)	(22)

Total nonoperating income ( expenses )	(64,014)	(3,166)

Loss before provision for income tax	(860,107)	(311,027)

Provision for income taxes	-	-
Net loss from discontinued operations	-	-

Net loss	(860,107)	(311,027)

Net loss per share:
Basic and Diluted	$(0.0211)	$(0.0085)

Weighted average number of shares outstanding:
Basic and Diluted	40,727,659	36,625,841

The accompanying notes are an integral part of these audited consolidated financial statements.

BELLTOWER ENTERTAINMENT CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Years Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(860,107)	$(311,027)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,829	9,316
Shares issued for professional fees	357,000	75,000
Impairment of intangible asset	20,000	-
(Increase) / decrease in current assets:
Film costs	(307,471)	(46,618)
Prepaid expenses	-	596
Accounts receivable	(1,465)	-
Deposit	(750,000)	-
Increase / (decrease) in current liabilities:
Accounts payable	110,270	15,501
Accrued interest	9,379	3,147
Accrued expenses	(17,046)	25,577

Total Adjustments	(575,505)	82,520

Net cash used in operating activities	(1,435,612)	(228,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired during acquisition	-	(432)
Purchase of fixed assets	(2,968)	(16,902)
Purchase of intangible assets	-	(10,000)

Net cash used in investing activities	(2,968)	(27,334)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	301,000	20,658
Proceeds from loans	1,140,025	-
Proceeds from related party loans	33,505	243,995

Net cash provided by investing activities	1,474,530	264,653

Net increase/(decrease) in cash and cash equivalents	35,951	8,814

Cash and cash equivalents, beginning of year	9,724	910

Cash and cash equivalents, end of year	$45,674	$9,724

The accompanying notes are an integral part of these audited consolidated financial statements.

BELLTOWER ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Deficit Accumulated	Total
		Capital Stock	Additional	Comprehensive	(Accumulated deficit) Retained	During the Development	Stockholders'
	Shares	Amount	Paid in Capital	Income	Earnings	Stage	Equity

Balance April 30, 2007	110,703,135	$738	$70,699	$(338)	$(129,997)	$-	$(58,898)

Common shares issued for cash at $0.25 on July 20, 2007	1,200,000	8	19,992			-	20,000
(Note 6)

Stock cancellation October 1, 2007 (Note 6)	(76,500,000)	(510)	510			-	-

Net loss during Period from May 1, 2007 to October 2, 2007	-	-	-	338	(20,492)	-	(20,154)

Net loss for during Period from October 3, 2007 to April 30, 2008	-	-	-	-	-	(32,613)	(32,613)

Balance April 30, 2008	35,403,135	$236	$91,201	$-	$(150,489)	$(32,613)	$(91,665)

Issuance of stock in exchange of 100% of issued and outstanding	1,725,000	345	165,255				165,600
shares of Calico Entertainment Group Inc.

Issuance of shares for cash on May 28, 2008 at $0.10	103,289	21	20,637				20,658

Transfer from development stage entity					(32,614)	32,613	(1)

Net loss for the year ended April 30, 2009					(311,027)		(311,027)

Balance April 30, 2009	37,231,424	$602	$277,094	$-	$(494,130)	$-	$(216,434)

Issuance of 9,465,500 shares	10,065,500	1,006	1,015,544	-	-	-	1,016,550

Net loss for the year ended April 30, 2010					(860,107)		(860,107)

Balance April 30, 2010	47,296,924	$1,607	$1,292,638	$-	$(1,354,237)	$-	$(59,992)

The accompanying notes are an integral part of these audited consolidated financial statements.

BELLTOWER ENTERTAINMENT CORP.

Notes to Consolidated Financial Statements
April 30, 2010

Note 1 – Nature of Operations

Belltower Entertainment Corp. (“Belltower”, “We”, or the “Company”) was incorporated in the State of Nevada on August 1, 2003.

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

On September 24, 2008, Belltower was merged with and into Britton. As a result of the merger, the corporate name of Britton was changed to “Belltower Entertainment Corp.”

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

Belltower Entertainment Corp., through its wholly owned subsidiaries, Calico Entertainment Group, Y2K Productions, Inc. 19th Hole Productions, LLC and 3A Productions Corp. is a producer and distributor of feature length motion pictures.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Belltower Entertainment Corp.’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Equipment                                                                   3 -5 years
Furniture & Fixtures                                                  5 -10 years
Motor Vehicles                                                          5 years

As of April 30, 2010 and 2009 property, plant and equipment consisted of the following:

	April 30, 2010	April 30, 2009
Furniture and fixtures	$1,405	$1,405
Office equipment	12,050	9,082
Leasehold improvements	6,415	6,415
	19,870	16,902
Accumulated depreciation	(13,145)	(9,316)

Total	$6,725	$7,586

Depreciation expense for the year ended April 30, 2010 and 2009 was $3,829 and $9,316, respectively.

Intangible assets

The Company has the following intangible assets as of April 30, 2010 and 2009:

	April 30, 2010	April 30, 2009
Goodwill	$164,884	$164,884
Film revenue interest	-	20,000
Logo design	10,000	10,000

Total	$174,884	$194,884

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

Reclassification

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment.

We did not have any off-balance sheet arrangements as of April 30, 2010 and 2009.

Note 3 – Going Concern

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

Note 4 – Recent Accounting Pronouncements

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning July 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

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

Note 5 – Intangible Assets

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

The cost for the film revenue interest rights are amortized using the individual-film-forecast method which takes the proportion that current year’s revenues bear to management’s estimates of the ultimate revenue at the beginning of the year expected to be recognized from exploitation, exhibition or sale of such film over a period not to exceed ten years from the date of initial release.   The Company’s management regularly reviews and revises when necessary its ultimate revenue estimates, which may result in a change in the rate of amortization of the film cost and/or write-down of all or a portion of the unamortized costs of the film rights to estimated fair value. The Company’s management estimates the ultimate revenue based on experience with similar titles or title genre, the general public appeal of the cast, actual performance (when available) at the box office or in markets currently being exploited, and other factors such as the quality and acceptance of motion pictures or programs that competitors release into the marketplace at or near the same time, critical reviews, general economic conditions and other tangible and intangible factors, many of which we do not control and which may change. In the normal course of our business, some films and titles are more successful than anticipated and some are less successful. Accordingly, we update our estimates of ultimate revenue based upon the actual results achieved or new information as to anticipated revenue performance such as (for home video revenues) initial orders and demand from retail stores when it becomes available. An increase in the ultimate revenue will generally result in a lower amortization rate while a decrease in the ultimate revenue will generally result in a higher amortization rate and periodically results in an impairment requiring a write down of the film cost to the title’s fair value. These write downs are included in amortization expense within direct operating expenses in our consolidated statements of operations. To date no revenue has been received on this film revenue right.

As of April 30, 2010 and 2009 intangible assets consist of the following:

	April 30, 2010	April 30, 2009
Goodwill	$164,884	$164,884
Film revenue interest	-	20,000
Logo design	10,000	10,000

Total	$174,884	$194,884

As of April 30, 2010 management performed its annual analysis of the estimates and ultimate revenue of its film revenue interest in the film “Stuck” and determined that the probability of the Company receiving any funds related thereto is remote.  Management therefore determined to amortize the entire balance of its $20,000 intangible asset.

Amortization expense was $0 for the years ended April 30, 2010 and 2009.

Note 6 – Deposit

On April 22, 2010 the Company entered into an agreement with William Morris Endeavor for the services of Forest Whitaker related to our project “Little Treasure”.  To secure the services of Mr. Whitaker the Company deposited into an Escrow account the amount of $750,000.

Note 7 – Loans Payable

As of April 30, 2010 the Company has the following loans outstanding:

Loan with a financial institution in the amount of $1,000,000, unsecured, guaranteed by an officer of the Company.  The loan is due an payable on March 24, 2011 and interest is due monthly at the rate of 4.25% per annum.

Loan with an individual in the amount of $50,000, due on March 30, 2010.  Interest due per agreement of $5,000.

Loan with an individual in the amount of $50,000, due on March 30, 2010.  Interest due per agreement of $5,000.

Loan with a business entity in the amount of $30,000, due May 30, 2010.  Interest due per agreement of $6,000.

Loan with an individual in the amount of $10,000, due May 30, 2010.  Interest due per agreement of $1,000.

Note 8 – Income Taxes

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

	Estimated		Estimated
	NOL		Tax
	Carry -	NOL	Benefit	Valuation	Net Tax
Year Ending April 30,	forward	Expires	From NOL	Allowance	Benefit
2004	$(4,737)	2024	$711	$(711)	$-
2005	(8,925)	2025	1,339	(1,339)	-
2006	(44,040)	2026	6,606	(6,606)	-
2007	(72,633)	2027	10,895	(10,895)	-
2008	(53,105)	2028	7,966	(7,966)	-
2009	(311,027)	2029	104,550	(104,550)	-

	$(494,467)		$132,067	$(132,067)	$-

The total combined valuation allowance for the year as of April 30, 2010 and 2009 is $(xxx,xxx) and $(132,067), respectively.

Note 9 – Common Stock Issued

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

During the year ended April 30, 2010 the Company issued 10,065,300 shares of stock to various individuals and entities at $0.10 per share for cash, payment of debts or payment for services rendered.

Note 10 – Related Party Transactions

At April 30, 2009, the Company had a related party shareholder loan outstanding of $63,195. This loan is uncollateralized, accrues interest at 5% per annum and has no fixed repayment date. As of April 30, 2009 there was $6,857 of accrued interest. This debt and accrued interest was paid by the issuance of 716,450 shares of the Company stock on March 10, 2010.

The company also has a non interest bearing related party shareholder loan outstanding to a director and officer of the Company of $0 as of April 30, 2010 and $261,847 as of April 30, 2009.

Note 11 - Commitments

The Company leased office facilities under an operating lease which terminated on April 30, 2009.  The lease contained an option to continue on a month-to-month basis after April 30, 2009, subject to either party’s right to give each other not less than sixty (60) days written notice of intention to terminate, which notice was given and was effective on April 30, 2009. Rental expense for this lease consisted of $28,800 for the year ended April 30, 2009.  The Company has no future minimum lease obligations.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

☐	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

☐	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts of our management and directors; and

☐	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended June 30, 2010.

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

The Company is not an "accelerated filer" for the 2010 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

Other than the Form 8-Ks filed during the fourth quarter, we have no other information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Ages	Position

Jacek Oscilowicz 725 Kendall Lane Boulder City, NV 88005	37	Director

Donald K. Bell 401 Wilshire Blvd Suite 1065 Santa Monica, CA 90401	45	President and Director (Principal Executive) and Chief Financial Officer

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

Board Meetings.

Our board held fifteen (15) meetings during the period covered by this annual report.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership (*)	Percent of Class

Common	Jacek Oscilowicz 725 Kendall Lane Boulder City, NV 88005	6,750,000	14%

Common	Donald K. Bell 11684 Ventura Boulevard Suite 685 Studio City, CA 91604	7,002,500	15%

(*)  Record and Beneficial Ownership

(b)  Security Ownership of Management.

The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership (*)	Percent of Class

Common	Jacek Oscilowicz 725 Kendall Lane Boulder City, NV 88005	6,750,000	14%

Common	Donald K. Bell 11684 Ventura Boulevard Suite 685 Studio City, CA 91604	7,002,500	15%

Common	All officers and directors as a group (two (2))	13,755,000	29%

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

As of April 30, 2009, we had a related party shareholder uncollateralized loan outstanding of $63,195 that accrues interest at 5% per annum and has no fixed repayment date.  As of April 30, 2009 there was $6,857 of accrued interest.  This total obligation was paid by us issuing 716,450 shares of the Company stock on March 10, 2010 in cancellation of indebtedness

We also had a non interest bearing related party shareholder uncollateralized loan outstanding to a director and officer of the Company that was in the sum of $261,847 as of April 30, 2009.  This loan was paid off as of April 30, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

	Fiscal Year Ended April 30,
	2010	2009

Audit Fees	$0	$20,750

Audit Related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Pre Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Acquavella, Chiarelli, Shuster, Berkower & Co., LLP were pre-approved by the Board of Directors.

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

Date: August 13, 2010

BELLTOWER ENTERTAINMENT CORP.

	By:	/s/ DONALD K. BELL
Donald K. Bell
President, Chief Financial Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2010

BELLTOWER ENTERTAINMENT CORP.

	By:	/s/ DONALD K. BELL
Donald K. Bell
President, Chief Financial Officer
and Director

	By:	/s/ JACEK OSCILOWICZ
Jacek Oscilowicz
Director