Form 10-Q
period 2010-07-31
BELLTOWER ENTERTAINMENT CORP.
filed 2010-09-20
CIK 1336747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-52861

BELLTOWER ENTERTAINMENT CORP.
(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	47-0926548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11684 VENTURA BOULEVARD, SUITE 684 STUDIO CITY, CA	91604
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
☐	☐	☐	☒

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, for the  period covered by this  report and as at the latest practicable date:

At  July  31,  2010,  there  were  outstanding   47,296,924   shares  of  the Registrant's Common Stock, $.0001 par value and as of the date hereof, there are outstanding  47,646,924  shares of the  Registrant's  Common  Stock,  $.0001 par value.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BELLTOWER ENTERTAINMENT CORP.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

JULY 31, 2010

Page
Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets (unaudited)	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (unaudited)	F-4

BELLTOWER ENTERTAINMENT CORP.
(FORMERLY BRITTON INTERNATIONAL, INC.)
CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2010	2010
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$26,194	$45,674
Receivables - Other	100,188	1,465
Deposits	150,000	750,000
Prepaid expenses	2,000	-

Total Current Assets	278,382	797,139

Fixed assets, net	9,449	6,725
Film costs	437,089	354,089
Investment	50,000	-
Goodwill	164,884	164,884
Intangible assets	10,000	10,000

Total Assets	$949,804	$1,332,837

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable	$63,065	$143,037
Loans payable	1,050,025	1,140,025
Due to related parties	-	-
Accrued liabilities	84,589	93,531
Accrued interest	5,000	16,236

Total Current Liabilities	1,202,678	1,392,829

STOCKHOLDERS' EQUITY (DEFICIT)

Common shares, 50,000,000 shares with par value $0.0001
authorized, and 47,296,924 issued and outstanding as of
July 31, 2010 and 37,231,424 as of April 30, 2010	1,607	1,607
Additional paid in capital	1,292,638	1,292,638
Retained deficit	(1,547,119)	(1,354,237)

Total Stockholders' Equity (Deficit)	(252,874)	(59,992)

Total Liabilities and Stockholders' Equity (Deficit)	$949,804	$1,332,837

The accompanying notes are an integral part of these consolidated financial statements.

BELLTOWER ENTERTAINMENT CORP.
(FORMERLY BRITTON INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31,
	2010	2009

Revenue	$-	$-

General, selling and
administrative expenses	181,184	52,523

Net loss from operations	(181,184)	(52,523)

Nonoperating income ( expense )

Interest income	45	-
Interest expense	(11,743)	(797)

Total nonoperating income ( expenses )	(11,698)	(797)

Net loss	(192,882)	(53,320)

Net loss per share:
Basic and Diluted	$(0.0041)	$(0.0014)

Weighted average number of shares outstanding:
Basic and Diluted	47,296,924	37,696,098

The accompanying notes are an integral part of these consolidated financial statements.

BELLTOWER ENTERTAINMENT CORP.
(FORMERLY BRITTON INTERNATIONAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	For the three month periods ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(192,882)	$(53,320)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,035	827
Impairment of intangible asset	-	(24,127)
(Increase) / decrease in current assets:		-
Film costs	(83,000)
Prepaid expenses	(2,000)	(4,487)
Other receivables	(99,680)	3,418
Deposit	600,000
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(79,971)	-
Accrued interest	(19,222)	-

Total Adjustments	317,162	(24,368)

Net cash provided by (used in) operating activities	124,280	(77,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Women's Health House	(50,000)	-
Purchase of fixed assets	(3,760)	-

Net cash used in investing activities	(53,760)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of loan payable	(90,000)
Proceeds from loans	-	40,000
Proceeds from related party loans	-	28,961

Net cash provided by (used in) financing activities	(90,000)	68,961

Net decrease in cash	(19,480)	(8,728)

Cash, beginning of year	45,674	9,724

Cash and cash equivalents, end of year	$26,194	$996

The accompanying notes are an integral part of these consolidated financial statements.

BELLTOWER ENTERTAINMENT CORP.

Notes to Consolidated Financial Statements
July 31, 2010

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

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (codified in FASB ASC Topic 220). FASB ASC Topic 220 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive loss for the periods shown equals the net loss for the period plus the effect of foreign currency translation.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

At July 31, 2010 and April 30, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2010.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.   ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of July 31, 2010 and April 30. 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries. Under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”) (codified in FASB ASC Topic 350), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired.

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

Equipment                                                                     3 -5 years
Furniture & Fixtures                                                    5 -10 years
Motor Vehicles                                                            5 years

As of July 31, 2010 and April 30, 2010 property, plant and equipment consisted of the following:

	July 31, 2010	April 30, 2010
Furniture and fixtures	$1,405	$1,405
Office equipment	15,810	12,050
Leasehold improvements	6,415	6,415
	23,630	19,870
Accumulated depreciation	(14,181)	(13,145)

Total	$9,449	$6,725

Depreciation expense for the three months ended July 31, 2010 and 2009 was $1,035 and $827, respectively.

Intangible assets

The Company has the following intangible assets as of July 31, 2010 and April 30, 2010:

	July 31, 2010	April 30, 2010
Goodwill	$164,884	$164,884
Film revenue interest	-	-
Logo design	10,000	10,000

Total	$174,884	$174,884

See Footnote 4 for further details.

Film Costs

Film costs include all direct costs incurred in the physical production of a film, such as the costs of story and scenario (film rights to books, stage plays, or original screenplays); compensation of cast, directors, producers, and extras; costs of set construction, operations, and wardrobe; costs of sound synchronization; costs of rental facilities on location; and postproduction costs (music, special effects, and editing). They can also include allocations of production overhead and capitalized interest costs.  Film costs are capitalized until the production is completed.  The costs are then amortized according to the individual-film-forecast method.

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

Note 4 – Intangible Assets

The Company applies criteria specified in SFAS No. 141(R), “Business Combinations” (codified in FASB ASC Topic 805) to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, (codified in FASB ASC Topic 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (codified in FASB ASC Topic 360). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that assets may be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

As of July 31, 2010 and April 30, 2010 intangible assets consist of the following:

	July 31, 2010	April 30, 2010
Goodwill	$164,884	$164,884
Film revenue interest	-	-
Logo design	10,000	10,000

Total	$174,884	$174,884

Note 5 – Deposit

On April 22, 2010 the Company entered into an agreement with William Morris Endeavor for the services of Forest Whitaker related to our project “Little Treasure”.  To secure the services of Mr. Whitaker the Company deposited into an Escrow account the amount of $750,000.   The balance at July 31, 2010 and April 30, 2010 was $750,000 and $150,000, respectively.

Note 6 – Loans Payable

As of April 30, 2010 the Company has the following loans outstanding:

Loan with a financial institution in the amount of $1,000,000, unsecured, guaranteed by an officer of the Company.  The loan is due and payable on March 24, 2011 and interest is due monthly at the rate of 4.25% per annum.

Loan with an individual in the amount of $50,000, due on March 31, 2010.  Interest due per agreement of $5,000.  As of July 31, 2010 this loan is in default and management of the Company is negotiating new terms.

Note 7 – Income Taxes

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

	Estimated		Estimated
Year	NOL		Tax
Ending	Carry -	NOL	Benefit	Valuation	Net Tax
April 30,	forward	Expires	From NOL	Allowance	Benefit
2004	$(4,737)	2024	$711	$(711)	$-
2005	(8,925)	2025	1,339	(1,339)	-
2006	(44,040)	2026	6,606	(6,606)	-
2007	(72,633)	2027	10,895	(10,895)	-
2008	(53,105)	2028	7,966	(7,966)	-
2009	(310,688)	2029	46,603	(46,603)	-
2010	(860,107)	2030	129,016	(129,016)	-
2011	(192,882)	2031	28,932	(28,932)	-

	$(1,547,117)		$232,069	$(232,069)	$-

The total combined valuation allowance for the year as of July 31, 2010 and April 30, 2010  is $(232,069) and $(203,137), respectively.

Note 8 Investment

During the quarter ended July 31, 2010 the Company invested $50,000 for a 10% interest in Women’s Health House (WHH).  Through this investment Belltower will receive revenue profit participation from products that WHH has and will acquire revenue interests in through direct response television marketing campaigns targeted primarily at health and beauty products for the female consumer.

The Company will record the amount as  a long-term investment.

Note 9 – Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from August 1, 2010 through the filing with the SEC.

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

We currently own a 20% revenue interest in an original literary composition and completed film project called "Stuck" that we acquired from Prodigy Pictures Inc.  in 2007;  said  revenue  interest  is  subject to the  repayment  of prior financing on the film from the net proceeds from distribution.  Our interest and participation  in the  investment is passive and we will be relying upon Prodigy Pictures Inc. to monitor the investment.  Prodigy Pictures Inc. currently owns a 40%  revenue  interest in the film and owns  approximately  2% of our issued and outstanding common stock.We own a ten (10%) percent revenue profit participation in Women's Health House, an investment member in a limited liability company, a direct response television marketing investment company.

We currently own a 10% interest in Women's Health House. Through through this investment we will receive revenue interest in direct response television marketing campaigns.

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

We intend to use outside  financing  wherever  it is possible  for our film projects. This ability will allow the Company to attract higher quality independent projects. Typically a single purpose entity specific to the film project is established to produce and finance the film. We have formed Y2K Productions,  Inc., 19th Hole Productions, LLC and 3A Productions Corp, to serve as these entities. We are in the process of forming Little Treasure Productions, LLC  for the  production of  "Little Treasure."  The entity, with the Company or Calico, then contracts with the financing parties and the owners of the film project. We will be competing, however, withother  established and  well- financed entities. Our competitive advantage is that we will be able to provide the  targeted  independent  project with  less  production  restrictions  and  a larger ownership in the completed  project. We  further have had preliminary negotiations, at a favorable cost, with established production facilities  in Canada and China. There is no assurance that these negotiations will result in enhancing or increasing  our competitive advantage,  if any, or  result  in usutilizing  the  production  facility  or completing a film project.

Generally.

Our general and administrative expenses increased by $128,661 during the three months ended July 31, 2010 as compared to the three months ended July 31, 2009.  During this period we had increased wages due to the accrual of salaries for CEO and CFO.  Set forth below is the three month comparative summary for the three months thereon indicated:

	For the Three Months Ended July 31,
	2010	2009
General and
administrative expenses	$181,184	$52,523

Net loss from operations	(181,184)	(52,523)

Total nonoperating income ( expenses )	(11,698)	(797)

Net loss	$(192,882)	$(53,320)

Our total nonoperating expenses increased by $10,901 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009 due to an increase in interest expense of $10,946.  This interest expense increased as we borrowed funds allocated for pre-production costs.

Liquidity

As of July 31, 2010, we had total assets of $949,804 and total liabilities of $1,202,678 and we had a negative net worth of ($252,874).  As of April 30, 2010, we had total assets of $1,332,837 and total liabilities of $1,392,829 and we had a negative net worth of ($59,992).

As of July 31, 2010 we had a cash balance of $26,194, as of April 30, 2010 we had $45,674.

We have had no revenues from May 1, 2010 through July 31, 2010.  We have an accumulated deficit from inception through April 30, 2010 of $1,354,237 and as of July 31, 2010 of $1,547,119.

The Company has a $50,000 note payable to an individual that was due March 31, 2010. The Company is currently negotiating new payment terms.

As of July 31, 2010 management has a going concern determination based on its lack of revenue, negative working capital and notes payable liability.

It is management expectation that its first production will commence in 2011.

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

ITEM 4(T).  CONTROLS AND PROCEDURES.

   Internal control over financial  reporting refers to the process designed by, or under the  supervision  of,  our Chief  Executive  Officer  and Chief  Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting  principles,  and includes those policies an procedures that:

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

Internal control over financial  reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can becircumvented by collusion or improper management override.

Because of such limitations,there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore,it is possibl to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duties due to management accounting size, management has engaged an outside CPA to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

Management has concluded that our internal control over financial  reporting was effective as of the quarter ended July 31, 2010.

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

ITEM 2 -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the quarter  ending  July 31,  2010,  we sold and issued an  aggregate of 3,220,000 shares  of common  stock at $0.10 per share.  The sale and issuance of the shares  was  exempt  from  registration  under the  Securities  Act of 1933, as amended, by virtue of section 4(2) as a transaction  not  involving  a public offering.   Each of  the shareholders  had acquired  the shares  for  investment and not with a view to distribution to the public.  All of these shares had been issued for investment purposes in a "private  transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES...................................None

ITEM 4 -   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS................None

ITEM 5 -   OTHER INFORMATION

As at the close of business on July 31, 2010, Nina Yang resigned as an officer and director of the company.  The resignation was not the result of any disagreement with the company on any matter relating to our operations, policies or practices.  Nina Yang will continue to serve as a producer for the feature film “Little Treasure” currently to commence production in 2011.  Donald K. Bell, our former president and a currently a member of our board of directors will serve as President and Chief Executive Officer until an industry successor is duly retained.

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

BELLTOWER ENTERTAINMENT CORP.

Dated: September 20, 2010	By:	/s/ Donald K. Bell
Donald K. Bell
Director, President and Chief Executive Officer

Dated: September 20, 2010	By:	/s/ Lawrence Lichter
Lawrence Lichter
Treasurer and Chief Financial Officer